Form 10-Q
period 2022-03-31
Nubia Brand International Corp.
filed 2022-05-23
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41323

NUBIA BRAND INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1993879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13355 Noel Rd, Suite 1100 Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 918-5120

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NUBI	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	NUBIW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	NUBIU	The NASDAQ Stock Market LLC

As of May 23, 2022, there were 12,473,500 shares of Class A common stock and 3,162,500 shares of Class B common of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,268,183	$—
Other current assets	197,276	—
Total Current Assets	1,465,459	—

Investments held in the Trust Account	125,978,655	—

Deferred offering costs	—	180,341

Other assets	177,220	—
Total Assets	$127,621,334	$180,341

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$510,468	$491
Accrued offering costs	5,000	30,000
Advances from related party	—	939
Note payable - Sponsor	125,341	125,341
Over-allotment liability	15,720	—
Total Current Liabilities	656,529	156,771

Deferred underwriting commission	4,322,500	—
Total liabilities	4,979,029	156,771

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 12,350,000 shares (at redemption value of $10.20 per share)	125,970,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 12,350,000 shares subject to redemption)	12	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,162,500 shares issued and outstanding (1) (2)	316	316
Additional paid-in capital	—	24,684
Accumulated deficit	(3,328,023)	(1,430)
Total Stockholders’ (Deficit) Equity	(3,327,695)	23,570
Total Liabilities and Stockholders’ (Deficit) Equity	$127,621,334	$180,341

(1)	Includes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).
(2)	On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares (see note 5) outstanding. All share amounts have been retroactively adjusted to reflect this share split (see Note 5).

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENT OF OPERATIONS

For the Three
Months Ended
March 31,
2022
(unaudited)
EXPENSES
Administration fee - related party	$5,000
General and administrative	119,366
TOTAL EXPENSES	124,366

OTHER INCOME
Income earned on investments held in Trust Account	8,655
Change in fair value of over-allotment liability	3,712
TOTAL OTHER INCOME	12,367

Net loss	$(111,999)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	2,195,556
Basic and diluted net loss per share of redeemable Class A common stock	$(0.02)

Weighted average number of shares of non-redeemable Class A and Class B common stock outstanding, basic and diluted (1) (2)	2,831,956
Basic and diluted net loss per share of non-redeemable Class A and Class B common stock	$(0.02)

(1)	Excludes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).
(2)

On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding. All share amounts have been retroactively adjusted to reflect this share split (see Note 5).

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock (1)(2)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—		—	—	5,405,000	—	5,405,000
		—
Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Remeasurement Adjustment	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	$12	3,162,500	$316	$—	$(3,328,023)	$(3,327,695)

(1)	Includes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).
(2)

On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding. All share amounts have been retroactively adjusted to reflect this share split (See Note 5).

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENT OF CASH FLOWS

(unaudited)

For the Three
Months Ended
March 31,
2022
Cash Flows From Operating Activities:
Net loss	$(111,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(8,655)
Change in fair value of over-allotment liability	(3,712)
Changes in operating assets and liabilities:
Prepaid expenses	(197,276)
Other assets	(177,220)
Accounts payable and accrued expenses	496,288
Net Cash Used in By Operating Activities	(2,574)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(125,970,000)
Net Cash Used In Investing Activities	(125,970,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	122,265,000
Sale of Private Placement Warrants to the Sponsor	5,405,000
Payment of offering costs	(429,243)
Net Cash Provided By Financing Activities	127,240,757

Net change in cash	1,268,183
Cash at beginning of period	—
Cash at end of period	$1,268,183

Supplemental disclosure of non-cash financing activities:

Deferred underwriters' compensation charged to temporary equity in connection with the Public Offering	$4,322,500
Class A Common Stock measurement adjustment	$12,942,102
Deferred offering costs paid in exchange for Class B shares	$25,000
Fair value of Representative shares	$776,815
Fair value of over-allotment option	$19,432

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Nubia Brand International Corp. (the “Company”) was incorporated in Delaware on June 14, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2022. On March 15, 2022, the Company consummated the Initial Public Offering of 11,000,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $110,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 5,000,000 warrants (the “Private Placement Warrants”) to Mach FM Acquisitions LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $5,000,000.

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. Also, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 405,000 Private Placement Warrants at a purchase price of $1.00 per warrant generating additional gross proceeds to the Company of $405,000.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through its Initial Public Offering of 12,350,000 Units (including a partial exercise of the underwriters’ over-allotment option) at $10.00 per Unit (or 12,650,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 5,000,000 Private Placement Warrants (or 5,495,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised on full) at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor that will close simultaneously with the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (the “Combination Period”), the Company may, by resolution of the board if requested by the sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account upon five days advance notice prior to the applicable deadline. The sponsor deposited into the trust account $1,235,000, or $1,265,000 if the underwriters’ overallotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three-month extensions providing a total possible business combination period of 18 months at a total payment value of $2,470,000, or $2,530,000 if the underwriters’ over-allotment option is exercised in full. Any such payments would be made in the form of non-interest-bearing loans. The Company may also seek to amend its charter or governing instruments to extend the time to consummate an initial business combination in order to effectuate an initial business combination. If the Company completes an initial business combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants are identical to the private warrants. If the Company has not completed a Business Combination within the specified period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s Units, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares are entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

At March 31, 2022, the Company had cash outside of trust of $1,268,183 and working capital of $808,930. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern from twelve months from the issuance of these financial statements. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-261114) (the “Registration Statement”) and with the Current Report on Form 8-K filed with the SEC on February 28, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $126.0 million and $0 in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account

Offering Costs associated with an Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with the shares of Class A Common Stock were allocated between temporary equity and the Public Warrants by the relative fair value method. Total offering costs at the close of the Initial Public Offering were $6,951,081. Other costs of $597,334 consisted principally of costs, such as professional, legal and other fees, incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $5,557,500 (of which 4,322,500 is deferred until successful initial Business Combination), were allocated between temporary equity in a relative fair value method upon completion of the Initial Public Offering. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $125,970,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $12.9 million.

At March 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$123,500,000
Less:
Proceeds allocated to Public Warrants	(3,755,675)
Class A common stock issuance costs	(6,716,427)
(10,472,102)

Plus:
Accretion of carrying value to redemption value	12,942,102
Class A common stock subject to possible redemption	$125,970,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which are subject to forfeiture). All share amounts have been retroactively adjusted to reflect this share split. The weighted average shares exclude an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As of March 31, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per share of common stock.

Three months ended
March 31,
2022
Class A Redeemable Common Stock
Numerator: Loss allocable to Class A Redeemable Common Stock	$(48,911)
Denominator: Basic and diluted weighted average shares outstanding	2,195,556
Basic and diluted net loss per share, Class A Common Stock	$(0.02)

Class A and Class B Non-Redeemable Common Stock
Numerator: Loss allocable to Class A and Class B Non-Redeemable Common Stock	$(63,088)
Denominator: Basic and diluted weighted average shares outstanding	2,831,956
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 8.

Derivative Financial Instruments

The Company evaluates its financial instruments, including the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000.

NOTE 4 — PRIVATE PLACEMENTS

The Sponsor purchased an aggregate of 5,495,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,495,000, from the Company in private placements that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

On March 15, 2022, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 405,000 Private Placement Warrants at a purchase price of $1.00 per warrant generating additional gross proceeds to the Company of $405,000.

NOTE 5 — RELATED PARTIES

Founder Shares

On August 17, 2021, the Sponsor received 2,875,000 of the Company’s Class B common stock (the “Founder Shares”) for $25,000 paid for Company deferred offering costs. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding (see Note 7). The Founder Shares include an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares equals, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. All share amounts have been adjusted to reflect the share split. As a result of the partial exercise of the over-allotment option, 75,000 shares remain subject to forfeiture.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of March 31, 2022 and December 31, 2021, there was $125,341 outstanding under the Promissory Note.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three months ended March 31, 2022, the related parties paid $2,841 of expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance due was $0 and $939, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $5,000 of expense related to the agreement, which was outstanding as of March 31, 2022 and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,235,000 upon the closing of the Initial Public Offering. EF Hutton, division of Benchmark Investments, LLC, which is the representative of the underwriters in the Initial Public Offering, also received 123,500 shares of Class A common stock as compensation in connection with the closing of the Initial Public Offering (the “Representative Shares”). In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,322,500, which includes the additional deferred fee from the exercise of the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. The Company recorded the fair value of the remaining over-allotment option of $19,432 and is accounted for as a liability on accordance with ASC 815-50 on the accompanying condensed balance sheets. Upon consummation of the Initial Public Offering, the Company used a modified Black-Scholes model to value the over-allotment option. See Note 8. On April 29th, 2022, the underwriters over-allotment option expired, and the unexercised portion of the over-allotment of 300,000 Units was forfeited.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Upon close of the Initial Public Offering, the Company recorded additional stock issuance costs of $776,815, the grant date fair value of the shares.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there 123,500 and 0 shares of Class A common stock issued and outstanding, respectively. In addition, there were 12,350,000 shares of Class A common stock in temporary equity on the condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 412,500 shares of Class B common stock were originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares subject to forfeiture remaining.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants — As of March 31, 2022, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable after the closing of a Business Combination the Company will use its commercially reasonable efforts to file, and within 90 days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a) (9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1—quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3—unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description:	Level	2022
Assets:
Investments held in Trust Account	1	$125,978,655

Liabilities:
Over-allotment liability	3	$15,720

The over-allotment option was accounted for as liabilities in accordance with ASC 815-40 and is presented within liabilities in the condensed balance sheets. The over-allotment option is measured at fair value at inception. Upon expiration of the over-allotment option, the Company will write-off the option to the condensed statement of operations. During the three months ended March 31, 2022, the Company recorded a gain on the change in fair value of $3,712 to the condensed statement of operations.

Upon consummation of the Initial Public Offering, the Company used a modified Black-Scholes model to value the over-allotment option and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which include one share of the Class A Common Stock and one-half of one Public Warrant), (ii) the sale of the Private Placement Warrants and (iii) the issuance of the Class B Common Stock, first to the Warrants and over-allotment option based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A Common Stock subject to possible redemption (temporary equity), the Class A Common Stock (permanent equity) and the Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the over-allotment option was classified within Level 3 of the fair value.

As of March 31, 2022 and March 15, 2022, the fair value of the over-allotment option was calculated using the following range of weighted average assumptions:

	March 31, 2022	March 15, 2022
Risk-free interest rate	0.17%	0.055%
Expected life of grants	0.08 years	0.12 years
Expected volatility of underlying shares	4.6%	4.6%
Dividends	0%	0%

The 123,500 Representative Shares have a grant date fair value of $6.29 per share or an aggregate of $776,815. The Company measured the fair value of the Representative Shares on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the offering price, the marketability of the Company and the probability of initial business combination.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through up to the date that the financial statements were issued. Based upon this review the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, other than as set forth below.

On April 29th, 2022, the underwriters over-allotment option expired, and the unexercised portion of the over-allotment of 300,000 Class A Units and 75,000 Class B shares were forfeited.

As disclosed in Note 5, that on May 20, 2022, the Company and the Sponsor entered into the Amended Note (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nubia Brand International Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Mach FM. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on March 15, 2022 (the “Closing Date”) and the private placement warrants sold in a private placement (the “Private Placement Warrants”) that closed on the Closing Date and from additional issuances, if any, of, our capital stock and our debt, or a combination of cash, stock and debt.

Our business activities from inception to March 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At March 31, 2022, we had cash of $1,268,183 and working capital of $808,930. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $111,999. Our net loss for the three months ended March 31, 2022 consisted of interest income earned in the amount of $8,655 on funds held in the Trust Account, a gain on the over-allotment liability of $3,712 and operating expenses totaling $124,366.

Going Concern Considerations, Liquidity and Capital Resources

On March 15, 2022, we consummated the Initial Public Offering of 11,000,000 Units at a price of $10.00 per Unit, which includes the exercise by the underwriters of the over-allotment option to purchase an additional 1,350,000 Units, generating gross proceeds of $123,500,000. Simultaneously with the closing of the Initial Public Offering and exercise of the over-allotment option, we consummated the sale of 5,405,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $5,405,000.

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $125,970,000 was placed in the Trust Account and as of March 31, 2022, we had $1,268,183 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $6,951,081 consisting of $1,235,000 of underwriting fees, $4,322,500 of deferred underwriting fees payable and $597,334 of other offering costs. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $2,574 which consisted of the net loss of $111,999, interest earned on marketable securities held in the Trust Account of $8,655, the gain on the change in fair value of the over-allotment liability of $3,712 and changes in operating liabilities used $121,792 of cash from operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $125,978,655 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2022, we had working capital of approximately $809,000, current liabilities of approximately $656,500 and cash of approximately $1,268,000.

At March 31, 2022, the Company had cash outside of trust of $1,268,183 and working capital of $808,930. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern from twelve months from the issuance of these financial statements. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

We completed the sale of 12,350,000 units (the “Public Units”) at an offering price of $10.00 per unit in the Public Offering including 1,350,000 units at the initial public offering price less the underwriting discounts and commissions pursuant to the full exercise of the underwriters’ over-allotment option. On the Closing Date, simultaneously with the consummation of the Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 5,000,000 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $5,000,000.

Each Public Unit consists of one share of our Class A common stock, $0.0001 par value (each a “Public Share”), and one-half of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

Of the proceeds of the Public Offering and the Private Placement aggregating $128,905,000, $125,970,000 were deposited in a trust account (the “Trust Account”). Income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Pursuant to the Underwriting Agreement., upon the consummation of our Initial Business Combination, we will pay the underwriters a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). No fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which are subject to forfeiture. All share amounts have been retroactively adjusted to reflect this share split. The weighted average shares excludes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As of March 31, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate.

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Derivative Financial Instruments

The Company evaluates its financial instruments, including the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nubia Brand International Corp.

Date: May 23, 2022	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: May 23, 2022	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer