Form 10-Q
period 2022-06-30
Nubia Brand International Corp.
filed 2022-08-19
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 12,473,500 shares of Class A common stock and 3,087,500 shares of Class B common stock of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART 1 – FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$662,748	$—
Prepaid expenses	274,444	—
Total Current Assets	937,192	—

Investments held in the Trust Account	126,148,752	—

Deferred offering costs	—	180,341

Other assets	130,446	—
Total Assets	$127,216,390	$180,341

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$142,637	$491
Accrued offering costs	5,000	30,000
Advances from related party	—	939
Note payable - Sponsor	125,341	125,341
Total Current Liabilities	272,978	156,771

Deferred underwriting commission	4,322,500	—
Total liabilities	4,595,478	156,771

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 12,350,000 shares (at redemption value of $10.20 per share)	125,970,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 12,350,000 shares subject to redemption)	12	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 and 3,162,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	308	316
Additional paid-in capital	—	24,684
Accumulated deficit	(3,349,408)	(1,430)
Total Stockholders’ (Deficit) Equity	(3,349,088)	23,570
Total Liabilities and Stockholders’ (Deficit) Equity	$127,216,390	$180,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Period From June 14, 2021 (Inception) Through
	June 30, 2022	June 30, 2022	June 30, 2021

EXPENSES
Administrative fee - related party	$30,000	$35,000	$—
General and administrative	160,581	279,947	939
TOTAL EXPENSES	190,581	314,947	939

OTHER INCOME
Income earned on Investments held in Trust Account	170,097	178,752	—
Interest income	212	212	—
Change in fair value of over-allotment liability	15,720	19,432	—
TOTAL OTHER INCOME	186,029	198,396	—

Net loss before provision for income taxes	(4,552)	(116,551)	(939)

Provision for income taxes	16,841	16,841	—

Net loss	$(21,393)	$(133,392)	$(939)

Weighted average number of shares of Class A redeemable common stock outstanding, basic and diluted	12,350,000	7,300,829	—
Basic and diluted net loss per share of Class A redeemable common stock	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic and diluted	3,211,000	3,022,525	2,750,000
Basic and diluted net loss per share of Class A and B non-redeemable common stock	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—		—	—	5,405,000	—	5,405,000
		—
Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	12	3,162,500	316	—	(3,328,023)	(3,327,695)

Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—

Net loss	—	—	—	—	—	(21,393)	(21,393)

Balance at June 30, 2022	123,500	$12	3,087,500	$308	$—	$(3,349,408)	$(3,349,088)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOR THE PERIOD FROM JUNE 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, June 14, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	(939)	(939)
Balance, June 30, 2021	3,162,500	$316	$24,684	$(939)	$24,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30, 2022	For the Period From June 14, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net loss	$(133,392)	$(939)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	939
Income earned on Investments held in Trust Account	(178,752)	—
Change in fair value of over-allotment liability	(19,432)	—
Changes in operating assets and liabilities:
Prepaid expenses	(274,444)	—
Other assets	(130,446)	—
Accounts payable and accrued expenses	128,457	—
Net Cash Used In Operating Activities	(608,009)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(125,970,000)	—
Net Cash Used In Investing Activities	(125,970,000)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	122,265,000	—
Proceeds from sale of Private Placement Warrants	5,405,000	—
Payment of offering costs	(429,243)	—
Net Cash Provided By Financing Activities	127,240,757	—

Net change in cash	662,748	—

Cash at beginning of period	—	—
Cash at end of period	$662,748	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$65,000
Deferred underwriters' compensation charged to temporary equity in connection with the Public Offering	$4,322,500	$—
Class A redeemable Common Stock measurement adjustment	$12,942,102	$—
Deferred offering costs paid in exchange for Class B shares	$—	$25,000
Fair value of representative shares	$776,815	$—
Fair value of over-allotment option	$19,432	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2022 On March 15, 2022, the Company consummated the Initial Public Offering of 11,000,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $110,000,000, which is described in Note 3.

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

If the Company has not completed a Business Combination within 12 months, by March 15, 2023, the Company may, by resolution of the board if requested by the sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination, by September 15, 2023), subject to the sponsor depositing additional funds into the trust account upon five days advance notice prior to the applicable deadline (collectively the “Combination Period”). The Sponsor will deposit into the trust account $1,235,000, on or prior to the date of the applicable deadline, for each of the available three-month extensions providing a total possible business combination period of 18 months at a total payment value of $2,470,000. Any such payments would be made in the form of non-interest-bearing loans. The Company may also seek to amend its charter or governing instruments to extend the time to consummate an initial business combination in order to effectuate an initial business combination. If the Company completes an initial business combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants are identical to the private warrants.

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

Going Concern Consideration

At June 30, 2022, the Company had cash outside of trust of $662,748 and working capital of $664,214. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months, by March 15, 2023, (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-261114) (the “Registration Statement”) and with the Current Report on Form 8-K filed with the SEC on February 28, 2022. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $126.1 million and $0 in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $125,970,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $12.9 million. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation.

At June 30, 2022, the Class A common stock subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our effective tax rate was (369.98)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (14.45)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the fair value of the over-allotment liabilities and the valuation allowance on the deferred tax assets.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted loss per share of common stock is the same as basic loss per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture). For the three and six month periods ended June 30, 2022, due to the partial exercise of the over-allotment option, the remaining 75,000 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding. For the period from June 14, 2021 (inception) through June 30, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

The following table reflects the calculation of basic and diluted net income per share of common stock.

Three Months Ended
June 30,
2022
Class A Redeemable Common Stock
Numerator: Loss allocable to Class A Redeemable Common Stock	$(16,979)
Denominator: Basic and diluted weighted average shares outstanding	12,350,000
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(0.00)

Class A and Class B Non-Redeemable Common Stock
Numerator: Loss allocable to Class A and Class B Non-Redeemable Common Stock	$(4,414)
Denominator: Basic and diluted weighted average shares outstanding	3,211,000
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.00)

	Six Months	For the Period From June 14, 2021 (Inception)
	Ended June 30,	Through June 30,
	2022	2021

Class A Redeemable common stock
Numerator: Loss allocable to Class A common stock	$(94,337)	$—
Denominator: Basic and diluted weighted average shares outstanding	7,300,829	—
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(0.01)	$(0.00)

Class A and Class B Non-redeemable common stock
Numerator: Loss allocable to Class B common stock	$(39,055)	$(939)
Denominator: Basic and diluted weighted average shares outstanding	3,022,525	2,750,000
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.01)	$(0.00)

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

Derivative Financial Instruments

The Company evaluates its financial instruments, including the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On August 17, 2021, the Sponsor received 2,875,000 of the Company’s Class B common stock (the “Founder Shares”) for $25,000 paid for Company deferred offering costs. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding (see Note 7). All share amounts have been adjusted to reflect the share split. The Founder Shares include an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares equals, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. During the three months ended June 30, 2022, as a result of the partial exercise of the over-allotment option, the remaining 75,000 shares subject to forfeiture expired.

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

Promissory Note — Related Party

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of June 30, 2022 and December 31, 2021, there was $125,341 outstanding under the Promissory Note. On May 20, 2022, the Company and the Sponsor entered into the Amended Note (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into Warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three and six months ended June 30, 2022, the related parties paid $0 and $2,841 of expenses on behalf of the Company, respectively. As of June 30, 2022 and December 31, 2021, the outstanding balance due was $0 and $939, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $35,000 of expense related to the agreement, respectively. As of June 30, 2022, there was no balance outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,235,000 upon the closing of the Initial Public Offering. EF Hutton, division of Benchmark Investments, LLC, which is the representative of the underwriters in the Initial Public Offering, also received 123,500 shares of Class A common stock as compensation in connection with the closing of the Initial Public Offering (the “Representative Shares”). In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,322,500, which includes the additional deferred fee from the exercise of the over-allotment option. he deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. The Company recorded the fair value of the remaining over-allotment option of $19,432 as a liability on accordance with ASC 815-50 on March 15, 2022. During the three months ended June 30, 2022, the remaining over-allotment option expired and the liability was written off to the condensed statements of operations. Upon consummation of the Initial Public Offering, the Company used a modified Black-Scholes model to value the over-allotment option. See Note 8.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there 123,500 and 0 shares of Class A common stock issued and outstanding, respectively. In addition, there were 12,350,000 shares of Class A common stock in temporary equity on the unaudited condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 3,087,500 and 3,162,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the three months ended June 30, 2022 when the remaining over-allotment option expired.

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

Warrants — As of June 30, 2022, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description:	Level	2022
Assets:
Investments held in Trust Account	1	$126,148,752

The estimated fair value of Investments held in Trust Account are determined using available market information.

On March 15, 2022, the Company recognized over-allotment option liability in accordance with ASC 815-40 in the unaudited condensed balance sheets of $19,432. The over-allotment option was measured at fair value at inception, and re-measured at March 31, 2022. Upon expiration of the over-allotment option on April 29, 2022, the Company wrote-off the option to the unaudited condensed statement of operations. During the three and six months ended June 30, 2022, the Company recorded a gain on the change in fair value of $15,720 and $19,432 to the unaudited condensed statement of operations, respectively.

The initial fair value measurement of the over-allotment option liability as of March 15, 2022, and re-measurement at March 31, 2022, were calculated using the following range of weighted average assumptions:

	March 15,	March 31,
	2022	2022
Risk-free interest rate	0.055%	0.17%
Expected life of over-allotment option	0.12years	0.08years
Expected volatility of underlying stock	4.60%	4.60%
Dividends	0%	0%

The 123,500 Representative Shares have a grant date fair value of $6.29 per share or an aggregate of $776,815. The Company measured the fair value of the Representative Shares on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the offering price, the marketability of the Company and the probability of initial business combination, which were considered Level 3 inputs. Upon the Initial Public Offering, such amounts were allocated to offering costs within stockholders’ equity (deficit).

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nubia Brand International Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Mach FM. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our business activities from inception to June 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At June 30, 2022, we had cash of $662,748 and working capital of $664,214. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

Results of Operations

For the three months ended June 30, 2022, we had a net loss of $21,393 which consisted of interest income earned in the amount of $170,309 on cash and funds held in the Trust Account, a gain on the over-allotment liability of $15,720 and operating expenses totaling $190,581. In addition, the Company recorded an income tax provision of $16,841.

For the six months ended June 30, 2022, we had a net loss of $133,392 which consisted of interest income earned in the amount of $178,964 on cash and funds held in the Trust Account, a gain on the over-allotment liability of $19,432 and operating expenses totaling $314,947. In addition, the Company recorded an income tax provision of $16,841.

For the period from June 14, 2021 (inception) through June 30, 2021, we had a net loss of $939 which consisted solely of formation expenses.

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

For the six months ended June 30, 2022, cash used in operating activities was $608,009 which consisted of the net loss of $133,392, interest earned on marketable securities held in the Trust Account of $178,752, the gain on the change in fair value of the over-allotment liability of $19,432 and changes in operating liabilities used $276,433 of cash from operating activities.

For the six months ended June 30, 2022, the Company used cash of $125,970,000 in investing activities for the purchase of investments in the Trust Account following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants.

For the six months ended June 30, 2022, cash from financing activities provided $127,240,757. The Company received gross proceeds of $128,905,000 from the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants. These increases were offset by payment of the underwriting fees and offering costs of $1,235,000 and $429,243, respectively.

For the period from June 14, 2021 (inception) through June 30, 2021, cash used in operating activities was $0 which consisted of the net loss of $939 offset by advances from related party of $939.

As of June 30, 2022, we had investments held in the Trust Account of $126,148,752 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of June 30, 2022, we had working capital of approximately $664,200, current liabilities of approximately $273,000 and cash of approximately $662,700.

At June 30, 2022, the Company had cash outside of trust of $662,748 and working capital of $664,214. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months, or March 15, 2023, (or up to 18 months, September 15, 2023, if the Company extends the period of time to consummate a business combination) from the  closing of the IPO , the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of June 30, 2022 and December 31, 2021, there was $125,341 outstanding under the Promissory Note. On May 20, 2022, the Company and the Sponsor entered into the Amended Note (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into Warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Pursuant to the Underwriting Agreement., upon the consummation of our Initial Business Combination, we will pay the underwriters a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). No fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted loss per share of common stock is the same as basic loss per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture). For the three and six month periods ended June 30, 2022, due to the partial exercise of the over-allotment option, the remaining 75,000 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding. For the period from June 14, 2021 (inception) through June 30, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, including the over-allotment option, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nubia Brand International Corp.

Date: August 19, 2022	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: August 19, 2022	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer