Form 10-Q
period 2022-09-30
Nubia Brand International Corp.
filed 2022-11-14
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 12,473,500 shares of Class A common stock and 3,162,500 shares of Class B common of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I

PART I – FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$574,360	$—
Prepaid expenses	213,226	—
Total Current Assets	787,586	—

Investments held in the Trust Account	126,717,311	—

Deferred offering costs	—	180,341

Other assets	83,158	—
Total Assets	$127,588,055	$180,341

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$402,759	$491
Accrued offering costs	5,000	30,000
Advances from related party	—	939
Note payable – Sponsor	125,341	125,341
Total Current Liabilities	533,100	156,771

Deferred underwriting commission	4,322,500	—
Total liabilities	4,855,600	156,771

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 12,350,000 shares (at redemption value)	126,442,208	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 12,350,000 shares subject to redemption)	12	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 and 3,162,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	308	316
Additional paid-in capital	—	24,684
Accumulated deficit	(3,710,073)	(1,430)
Total Stockholders’ (Deficit) Equity	(3,709,753)	23,570
Total Liabilities and Stockholders’ (Deficit) Equity	$127,588,055	$180,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021 and for the Period From June 14, 2021 (Inception) Through September 30, 2021
EXPENSES
Administrative fee - related party	$30,000	$65,000	$—
General and administrative	319,608	599,555	939
TOTAL EXPENSES	349,608	664,555	939

OTHER INCOME
Income earned on Investments held in Trust Account	568,559	747,311	—
Interest income	1,813	2,025	—
Change in fair value of over-allotment liability	—	19,432	—
TOTAL OTHER INCOME	570,372	768,768	—

Net income (loss) before provision for income taxes	220,764	104,213	(939)

Provision for income taxes	109,221	126,062	—

Net income (loss)	$111,543	$(21,849)	$(939)

Weighted average number of shares of Class A redeemable common stock outstanding, basic and diluted	12,350,000	9,002,381	—
Basic and diluted net income (loss) per share of Class A redeemable common stock	$0.01	$(0.00)	$(0.00)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic and diluted	3,211,000	3,086,040	2,750,000
Basic and diluted net income (loss) per share of Class A and B non-redeemable common stock	$0.01	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Stockholder ’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—		—	—	5,405,000	—	5,405,000
		—
Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment at Initial Public Offering	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	12	3,162,500	316	—	(3,328,023)	(3,327,695)

Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—

Net loss	—	—	—	—	—	(21,393)	(21,393)

Balance at June 30, 2022	123,500	$12	3,087,500	$308	$—	$(3,349,408)	$(3,349,088)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(472,208)	(472,208)

Net income	—	—	—	—	—	111,543	111,543

Balance at September 30, 2022	123,500	$12	3,087,500	$308	$—	$(3,710,073)	$(3,709,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JUNE 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, June 14, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	(939)	(939)
Balance, June 30, 2021	3,162,500	$316	$24,684	$(939)	$24,061
Net loss	—	—	—	—	—
Balance, September 30, 2021	3,162,500	$316	$24,684	$(939)	$24,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUBIA BRAND INTERNATIONAL CORP.

condensed STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2022	For the Period From June 14, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net loss	$(21,849)	$(939)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	939
Income earned on Investments held in Trust Account	(747,311)	—
Change in fair value of over-allotment liability	(19,432)	—
Changes in operating assets and liabilities:
Prepaid expenses	(213,226)	—
Other assets	(83,158)	—
Accounts payable and accrued expenses	388,579	—
Net Cash Used In Operating Activities	(696,397)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(125,970,000)	—
Net Cash Used In Investing Activities	(125,970,000)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	122,265,000	—
Proceeds from sale of Private Placement Warrants	5,405,000	—
Payment of offering costs	(429,243)	—
Net Cash Provided By Financing Activities	127,240,757	—

Net change in cash	574,360	—

Cash at beginning of period	—	—
Cash at end of period	$574,360	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$82,750
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$4,322,500	$—
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$12,942,102	$—
Deferred offering costs paid in exchange for Class B shares	$—	$25,000
Fair value of representative shares	$776,815	$—
Fair value of over-allotment option	$19,432	$—
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$472,208	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. Also, in connection with the partial exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 405,000 Private Placement Warrants at a purchase price of $1.00 per warrant generating additional gross proceeds to the Company of $405,000.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through its Initial Public Offering of 12,350,000 Units (including a partial exercise of the underwriters’ over-allotment option) at $10.00 per Unit, which is discussed in Note 3, and the sale of 5,405,000 Private Placement Warrants (including a partial exercise of the underwriters’ over-allotment option) at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor that will close simultaneously with the Initial Public Offering.

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

Going Concern Consideration

At September 30, 2022, the Company had cash outside of trust of $574,360 and working capital of $254,486. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months, by March 15, 2023, (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-261114) (the “Registration Statement”) and with the Current Report on Form 8-K filed with the SEC on February 28, 2022. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $126.7 million and $0 in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $126,442,208 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

At September 30, 2022, the Class A common stock subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$123,500,000
Less:
Proceeds allocated to Public Warrants	(3,755,675)
Class A common stock issuance costs	(6,716,427)
(10,472,102)

Plus:
Class A Common Stock Redeemable Remeasurement Adjustment at IPO	12,942,102
Current Period Remeasurement Adjustment	472,208
Class A common stock subject to possible redemption	$126,442,208

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expense and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

Our effective tax rate was 49.47% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 120.97% and 0.00% for the nine months ended September 30, 2022 and for the period June 14, 2021 (inception) through 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in the fair value of the over-allotment liabilities and the valuation allowance on the deferred tax assets.

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. The Company does not expect a material impact on the Company’s financial statements.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture). Due to the partial exercise of the over-allotment option on March 15, 2022, the remaining 75,000 shares were forfeited and therefore excluded from the basic and diluted weighted average shares outstanding for the periods ended September 30, 2022. For the period from June 14, 2021 (inception) through September 30, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

Three Months Ended
September 30,
2022
Class A Redeemable Common Stock
Numerator: Income allocable to Class A Redeemable Common Stock	$88,526
Denominator: Basic and diluted weighted average shares outstanding	12,350,000
Basic and diluted net income per share, Class A Redeemable Common Stock	$0.01

Class A and Class B Non-Redeemable Common Stock
Numerator: Income allocable to Class A and Class B Non-Redeemable Common Stock	$23,017
Denominator: Basic and diluted weighted average shares outstanding	3,211,000
Basic and diluted net income per share, Class A and Class B Non-Redeemable Common Stock	$0.01

	Nine Months Ended September 30,	For the Three Months Ended September 30, 2021 and the Period From June 14, 2021 (Inception) Through September 30,
	2022	2021

Class A Redeemable common stock
Numerator: Loss allocable to Class A common stock	$(16,271)	$—
Denominator: Basic and diluted weighted average shares outstanding	9,002,381	—
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(0.00)	$(0.00)

Class A and Class B Non-redeemable common stock
Numerator: Loss allocable to Class B common stock	$(5,578)	$(939)
Denominator: Basic and diluted weighted average shares outstanding	3,086,040	2,750,000
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.00)	$(0.00)

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

NOTE 4 — PRIVATE PLACEMENTS

The Sponsor purchased an aggregate of 5,000,000  Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,000,000, from the Company in private placements that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

On March 15, 2022, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 405,000 Private Placement Warrants at a purchase price of $1.00 per warrant generating additional gross proceeds to the Company of $405,000.

NOTE 5 — RELATED PARTIES

Founder Shares

On August 17, 2021, the Sponsor received 2,875,000 of the Company’s Class B common stock (the “Founder Shares”) for $25,000 paid for Company deferred offering costs. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding (see Note 7). All share amounts have been adjusted to reflect the share split. The Founder Shares include an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares equals, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. During the nine months ended September 30, 2022, as a result of the partial exercise of the over-allotment option, the remaining 75,000 shares subject to forfeiture expired.

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

Promissory Note — Related Party

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of September 30, 2022 and December 31, 2021, there was $125,341 outstanding under the Promissory Note.

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

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three and nine months ended September 30, 2022, the related parties paid $0 and $2,841 of expenses on behalf of the Company, respectively. As of September 30, 2022 and December 31, 2021, the outstanding balance due was $0 and $939, respectively.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $65,000 of expense related to the agreement, respectively. As of September 30, 2022, there was no balance outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. The Company recorded the fair value of the remaining over-allotment option of $19,432 as a liability on accordance with ASC 815-50 on March 15, 2022. On April 29, 2022, the remaining over-allotment option expired and the liability was written off to the condensed statements of operations. Upon consummation of the Initial Public Offering, the Company used a modified Black-Scholes model to value the over-allotment option. See Note 8.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 123,500 and 0 shares of Class A common stock issued and outstanding, respectively. In addition, there were 12,350,000 shares of Class A common stock in temporary equity on the unaudited condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 3,087,500 and 3,162,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the nine months ended September 30, 2022 when the remaining over-allotment option expired.

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

Warrants — As of September 30, 2022, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description:	Level	2022
Assets:
Investments held in Trust Account	1	$126,717,311

The estimated fair value of Investments held in Trust Account are determined using available market information.

On March 15, 2022, the Company recognized over-allotment option liability in accordance with ASC 815-40 in the unaudited condensed balance sheets of $19,432. The over-allotment option was measured at fair value at inception, and re-measured at March 31, 2022. Upon expiration of the over-allotment option on April 29, 2022, the Company wrote-off the option to the unaudited condensed statements of operations. During the nine months ended September 30, 2022, the Company recorded a gain on the change in fair value of $19,432 to the unaudited condensed statements of operations, respectively.

The initial fair value measurement of the over-allotment option liability as of March 15, 2022, and re-measurement at March 31, 2022, were calculated using the following range of weighted average assumptions:

	March 15,	March 31,
	2022	2022
Risk-free interest rate	0.055%	0.17%
Expected life of over-allotment option	0.12 years	0.08 years
Expected volatility of underlying stock	4.60%	4.60%
Dividends	0%	0%

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

Our business activities from inception to September 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At September 30, 2022, we had cash of $574,360 and working capital of $254,486. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2022, we had net income of $111,543 which consisted of interest income earned in the amount of $568,559 on cash and funds held in the Trust Account and operating expenses totaling $349,608. In addition, the Company recorded an income tax provision of $109,221.

For the nine months ended September 30, 2022, we had a net loss of $21,849 which consisted of interest income earned in the amount of $747,311 on cash and funds held in the Trust Account, a gain on the over-allotment liability of $19,432 and operating expenses totaling $664,555. In addition, the Company recorded an income tax provision of $126,062.

For the period from June 14, 2021 (inception) through September 30, 2021, we had a net loss of $939 which consisted solely of formation expenses.

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

For the nine months ended September 30, 2022, cash used in operating activities was $696,397 which consisted of a net loss of $21,849, interest earned on marketable securities held in the Trust Account of $747,311, the gain on the change in fair value of the over-allotment liability of $19,432 and changes in operating assets and liabilities provided $92,195 of cash from operating activities.

For the nine months ended September 30, 2022, the Company used cash of $125,970,000 in investing activities for the purchase of investments in the Trust Account following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants.

For the nine months ended September 30, 2022, cash from financing activities provided $127,240,757. The Company received gross proceeds of $128,905,000 from the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants. These increases were offset by payment of the underwriting fees and offering costs of $1,235,000 and $429,243, respectively.

For the period from June 14, 2021 (inception) through September 30, 2021, cash used in operating activities was $0 which consisted of the net loss of $939 offset by advances from related party of $939.

As of September 30, 2022, we had investments held in the Trust Account of $126,717,311 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

As of September 30, 2022, we had working capital of approximately $254,500, current liabilities of approximately $533,100 and cash of approximately $574,400. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 12 months, or March 15, 2023, (or up to 18 months, September 15, 2023, if the Company extends the period of time to consummate a business combination) from the  closing of the IPO , the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of September 30, 2022 and December 31, 2021, there was $125,341 outstanding under the Promissory Note. On May 20, 2022, the Company and the Sponsor entered into the Amended Note (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into Warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture). Due to the partial exercise of the over-allotment option on March 15, 2022, the remaining 75,000 shares were forfeited and therefore excluded from the basic and diluted weighted average shares outstanding for the periods ended September 30, 2022. For the period from June 14, 2021 (inception) through September 30, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.

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

Nubia Brand International Corp.

Date: November 10, 2022	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: November 10, 2022	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer