Form 10-K
period 2022-12-31
Nubia Brand International Corp.
filed 2023-03-17
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-41323

NUBIA BRAND INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1993879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Noel Rd, Suite 1100 Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 918-5120

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NUBI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	NUBIW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	NUBIU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $123,006,000.

As of March 16, 2023, there were 12,473,500 shares of Class A common stock and 3,087,500 shares of Class B common of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUBIA BRAND INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Nubia Brand International Corp.

Overview

Nubia Brand International Corp. is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this prospectus. While we may pursue an initial business combination target in any business or industry or geographic location, we intend to focus our search on wireless telecommunications companies.

On March 15, 2022, Nubia consummated its initial public offering of 12,350,000 units (the “Units”), including 1,350,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of Nubia’s Class A common stock and one-half of one warrant, each whole warrant to purchase one share of Nubia’s Class A common stock. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $123,500,000. Simultaneously with the consummation of the initial public offering, Nubia consummated the private placement of 5,405,000 warrants at a price of $1.00 per warrant (the “Private Warrants”), generating total proceeds of $5,405,000. The private warrants are identical to the public warrants underlying the Units being sold in the initial public offering.

Following the consummation of the initial public offering, a total of $125,970,000 of the net proceeds from the sale of the Units in the initial public offering and the Private Warrants was deposited into a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On May 2, 2022, our Class A common stock and warrants underlying the Units sold in our IPO began to trade separately on a voluntary basis.

If the Company is unsuccessful in consummating an initial business combination within 12 months, or March 15, 2023, (or up to 18 months, September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve.

Business Combination Agreement

On February 16, 2023, Nubia entered into a Merger Agreement (the “Merger Agreement”) by and among Honeycomb Battery Company, an Ohio corporation (the “Company” or “Honeycomb”), Nubia, and Nubia Merger Sub, Inc., an Ohio corporation (“Merger Sub”) and wholly-owned subsidiary of Nubia, pursuant to which Merger Sub will merge with and into the Company (the “Merger”) with the Company as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of Nubia. In connection with the Merger, Nubia will change its name to “Honeycomb Battery Company” or such other name designated by the Company by notice to Nubia, which is referred to herein as the “Combined Company.” The board of directors of Nubia has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (collectively, the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Nubia.

The Merger Agreement provides for Nubia to issue to the Honeycomb shareholders aggregate consideration of 70,000,000 shares of the Combined Company’s common stock (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 22,500,000 shares of the Combined Company’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Nubia but subject to (and only to the extent that) the valuation of Nubia common stock implied by such change of control transaction meeting the respective VWAP (as defined below) thresholds set forth below):

(i)	5,000,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of Nubia’s Class A common stock is greater than or equal to $12.50 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)	7,500,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Nubia’s Class A common stock is greater than or equal to $15.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	10,000,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Nubia’s Class A common stock is greater than or equal to $25.00 per share (subject to any adjustment pursuant to the Merger Agreement).

For purposes of the foregoing, “VWAP” means, for any security as of any date(s), the dollar volume-weighted average price for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or, if the foregoing does not apply, the dollar volume-weighted average price of such security in the over-the-counter market on the electronic bulletin board for such security during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg, or, if no dollar volume-weighted average price is reported for such security by Bloomberg for such hours, the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported by OTC Markets Group Inc. If the VWAP cannot be calculated for such security on such date(s) on any of the foregoing bases, the VWAP of such security on such date(s) shall be the fair market value per share on such date(s) as reasonably determined by Nubia.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Honeycomb’s common stock outstanding immediately prior to the Effective Time will be converted into the right to receive its allocable portion of the Closing Merger Consideration Shares and the Earnout Shares, if any.

The Business Combination will require the approval of the shareholders of Nubia and Honeycomb and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The Transactions is expected to close in the second quarter of 2023.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of the IPO and the private placement of Private Warrants, our capital stock, debt or a combination of these in effecting our initial business combination.

Selection of a Target Business and Structuring of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. Any proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we scrutinized the management team of our target business, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and will continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, and our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

Our executive offices are located at 13355 Noel Rd., Suite 1100, Dallas, Texas, and our telephone number is (972) 918-5120.

Employees

We have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of this prospectus, we will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Potential Conflicts

Members of our management team who directly or indirectly own our securities may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account, subject to any fiduciary or contractual obligations they may have. As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that might be attractive to any entity to which he has fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. For more information on the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 13355 Noel Rd., Suite 1100, Dallas, Texas. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “NUBIU” on March 11, 2022. The Class A common stock, warrants, and rights comprising the Units began separate trading on Nasdaq on May 2, 2022, under the symbols “NUBI” and “NUBIW” respectively.

Holders of Record

As of December 31, 2022, there were 4 holders of record of our Class A common stock, 1 holder of record of our Class B common stock. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On March 15, 2022, simultaneously with the closing of the IPO, we sold the Sponsor 5,405,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $5,405,000. The Private Warrants are identical to the warrants sold in the IPO except that holders of the Private Warrants may not transfer, assign, or sell any of the Private Warrants or underlying securities until the date that is 30 days after the date we complete our initial business combination except to permitted transferees. Our Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

Our business activities from inception to December 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At December 31, 2022, we had cash of $545,655 and working capital deficit of $148,043. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the year ended December 31, 2022, we had net income of $593,905 which consisted of interest income earned in the amount of $1,818,565 on cash and funds held in the Trust Account, a gain on the over-allotment liability of $19,432, partially offset by operating expenses totaling $904,193. In addition, the Company recorded an income tax provision of $339,899.

For the period from June 14, 2021 (inception) through December 31, 2021, we had a net loss of $1,430 which consisted solely of formation expenses.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $125,970,000 was placed in the Trust Account and as of December 31, 2022, we had $545,655 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $6,951,081 consisting of $1,235,000 of underwriting fees, $4,322,500 of deferred underwriting fees payable and $597,334 of other offering costs. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

For the year ended December 31, 2022, cash used in operating activities was $725,102 which consisted of net income of $593,905, interest earned on marketable securities held in the Trust Account of $1,812,882, the gain on the change in fair value of the over-allotment liability of $19,432 and changes in operating assets and liabilities provided $513,307 of cash from operating activities.

For the year ended December 31, 2022, the Company used cash of $125,970,000 in investing activities for the purchase of investments in the Trust Account following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants.

For the year ended December 31, 2022, cash from financing activities provided $127,240,757. The Company received gross proceeds of $128,905,000 from the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants. These increases were offset by payment of the underwriting fees and offering costs of $1,235,000 and $429,243, respectively.

For the period from June 14, 2021 (inception) through December 31, 2021, cash used in operating activities was $0 which consisted of the net loss of $1,430 offset by advances from related party of $939 and changes in operating assets and liabilities provided $491 of cash from operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $127,782,882 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. In March 2023, $200,050 was withdrawn from the Trust to pay taxes.

At December 31, 2022, the Company had cash outside of trust of $545,655 and working capital deficit of $148,043. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. However, management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 15 months, or June 15, 2023 as the Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension, (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of December 31, 2022 and 2021, there was $125,341 outstanding under the Promissory Note. On May 20, 2022, the Company and the Sponsor entered into the Amended Note (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into Warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

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

Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Pursuant to the Underwriting Agreement., upon the consummation of our Initial Business Combination, we will pay the underwriters a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). No fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. . As of December 31, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture, of which 75,000 were forfeited, resulting in 337,500 common stock shares outstanding subsequent to March 10, 2022). Basic net income per share of common stock excludes the 337,500 shares subject to forfeiture from weighted average shares outstanding between January 1, 2022 through March 10, 2022 due to the contingency with forfeiture. Diluted net income per share of common stock weighted average shares outstanding considers the 337,500 shares subject to forfeiture as outstanding during the entire year ended December 31, 2022. For the period from June 14, 2021 (inception) through December 31, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The determination of fair value of the Representative Shares to the underwriter represent the most significant accounting estimate related to the fair value of financial instruments. The 123,500 Representative Shares have a grant date fair value of $6.29 per share or an aggregate of $776,815. The Company measured the fair value of the Representative Shares on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the offering price, the marketability of the Company and the probability of initial business combination. Upon the Initial Public Offering, such amounts were allocated to offering costs within stockholders’ equity (deficit).

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for our outstanding warrants as equity-classified instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Jaymes Winters	60	Chief Executive Officer and Director
Alexander Monje	33	Chairman of the Board
Vlad Prantsevich	32	Chief Financial Officer and Director
David Campbell	61	Director
Michael Patterson	58	Director
Karin-Joyce (KJ) Tjon	60	Director
Yvonne Brown	63	Director

Jaymes Winters is our Chief Executive Officer. With over 15 years experience as a Chief Executive Officer in the oil and gas, telecommunications and retail spaces with extensive mergers and acquisitions (M&A) experience, Mr. Winters been Chief Executive Officer at Mach FM Corp. since its inception in 2015 and oversaw 600 MHz spectrum acquisition via an auction conducted by the Federal Communications Commission, or FCC. He designed a Simultaneous Multiple Round (SMR) analysis using historical data from previous FCC auctions to predict the total amount bid by other participants within 5%. Prior to that, he was founder and Chief Executive Officer of United Energy Inc., which for seven consecutive years was one of the largest African American owned businesses on the west coast with annual revenues of nearly $100 million and 1,000 employees. Mr. Winters has directed and negotiated four M&A transactions utilizing private equity firms. For over nine years, he was an adjunct professor in the School of Business at Portland State University teaching business strategy, mergers and acquisitions, venture capital and is the author of an upcoming college textbook titled “Chronicles of an Urban CEO” (Kendall Hunt Publishing Company, August 2021). Mr. Winters holds a B.S. Business Administration with a minor in Economics from Oregon State University.

Alexander Monje has been the chairman of our board of directors since March 10, 2022. Since February 2022, Mr. Monje is the Founder and CEO of Biscayne Ventures Advisors. From 2021 to 2022, Mr. Monje served as Chief Legal Officer of Benessere Investment Group, a consulting and advisory firm with a focus on special purpose acquisition companies. Mr. Monje has spent the last 8 years in law and finance. From 2018 to 2020, Mr. Monje worked as a commercial litigator representing domestic and international investors and entrepreneurs, small to midsize private companies, and public companies in several dispute forums. While in law school, in 2017, Mr. Monje worked in the chambers of Justice R. Fred Lewis at the Florida Supreme Court and, from 2015 to 2017, worked as a law clerk for a law firm focusing on commercial litigation and corporate transactions. From 2014 to 2015, Mr. Monje worked in institutional equity sales at Gabelli & Company. From 2013 to 2014, Mr. Monje worked in investment management at Morgan Stanley. He graduated with Honors from the University of Miami School of Law and earned his B.S. from the University of Miami.

Vlad Prantsevich is our Chief Financial Officer and a member of our board of directors. Mr. Prantsevich joined Mach FM Corp. in 2015 and serves as the EVP of Operations. Mr. Prantsevich leads key corporate strategy, finance and operations planning responsibilities, as well as M&A initiatives that include identifying acquisition candidates, financial modeling, transaction structuring, and proprietary valuation models. Additionally, Mr. Prantsevich has more than 6 years of executive management level experience in charge of Corporate Finance at 64 Audio, a global pro audio and consumer electronics brand, where he helped lead the business through a period of rapid growth, implementing key processes, driving software-based improvements of operations, and development of manufacturing and sales channel partners. Mr. Prantsevich holds a B.S. in Business Administration from Portland State University.

David Campbell has been a director since March 10, 2022. Since March 2021, Mr. Campbell has been the Chief Operations Officer for Aero Design Labs, Inc. From January 2018 to March 2021, he was self employed as an aviation consultant. September 2014 to January 2018, he was President and Chief Executive Officer for Horizon Air of the Alaska Air Group (NYSE: “ALK”). He has more than 20 years of experience as an executive in the aviation sector, leading finance, flight operations, maintenance & engineering functions with extensive experience in crisis management, restructuring and turnaround of underperforming operations, billion-dollar budgetary and P&L responsibilities. He has served on boards at American Airlines Federal Credit Union, North Texas Leaders and Executives Advocating Diversity, Greater Portland Inc., and Make-A-Wish. David has a B.S. Business Administration and Management from Louisiana Tech University and an M.B.A. from University of Texas-Arlington.

Michael Patterson has been a director since March 10, 2022. Since 1985, Mr. Patterson has served as the Chief Administrative Officer and Chief Legal Officer for Blue Cross and Blue Shield of Alabama, where he has held several roles, working his way up from a staff accountant to Senior Legal Counsel and then to Chief Legal Officer, overseeing acquisitions totaling over $500 million in transactional value while adding 700,000 healthcare customers/members for the company. He has served on the board of Lakeshore Foundation, an organization that encourages and provides opportunities for people with disabilities to live a healthy lifestyle through activity, research, advocacy and health promotion. A graduate of the University of Alabama at Birmingham with a Bachelor of Science in Accounting, Patterson received his Juris Doctorate from the Birmingham School of Law in 1993 and was admitted to the Alabama bar that same year. He was appointed and served as the State of Alabama Revenue Commissioner from March 2000 until 2001.

Karin-Joyce (KJ) Tjon has been a director since March 10, 2022. Ms. Tjon is also a Director at Volcon, Inc. (NASDAQ, “VLCN”) and Kaleyra, Inc. (NYSE, “KLR”). Ms. Tjon served as Chief Financial Officer of Alorica Inc. from July 2018 to May 2020. From February 2017 to August 2017, she served as President and Chief Operating Officer of Scientific Games, Inc. Ms. Tjon has more than 6 years of executive management level experience as a Chief Executive Officer for publicly listed companies and large privately held companies. Ms. Tjon has served as Chief Financial Officer and Executive Vice President for Epiq Systems (NASDAQ: “EPIQ”) where she was responsible for legal, governance and risk compliance as well as all areas of international corporate finance, including financial planning and analysis, accounting, SEC filings, tax planning, investor relations, and SAP support. As a part of the executive team, she worked through a strategic review process which culminated in the sale of the company to a strategic buyer, backed by private equity. At Alvarez & Marsal LLC, a leading global professional services firm, Ms. Tjon served in several interim C-level posts guiding global clients through operational restructurings, business planning and execution, complex negotiations, financial audit and regulatory compliance issues, and technology issues. Ms. Tjon graduated summa cum laude from Ohio University with a B.S.S in Organizational Behavior & Management and received her M.B.A. from Columbia University.

Yvonne Brown has been a director since March 10, 2022. Currently retired, Ms. Brown was self-employed as an IT management consultant from January 2019 to March 2021. Between November 2014 and July 2018, Ms. Brown served as roles as Director of Digital Business and Director of Transitions at Cognizant Technology Solutions. From March 2013 to June 2014, Ms. Brown served as Vice President of Transition/Transformation Management Services with Xerox Business Services, LLC where she led a global organization providing IT services to clients in diverse industries supporting the Information Technology Outsourcing division’s revenue of over $1 billion. Prior to 2013, Ms. Brown had an extensive career with Electronic Data Systems Inc. and HP Enterprise Services leading the planning and execution of complex transition and transformation mission-critical programs with globally dispersed resources, for IT outsourcing megadeal contracts valued over $100 million. Ms. Brown has more than 20 years of senior management experience in the IT sector and is accomplished in the delivery of technology enablement services, strategic outsourcing, governance, and stakeholder management. Ms. Brown’s experience spans the total range from sales through planning, analysis, solution design, development, testing, integration, and implementation. Ms. Brown has a B.A. in Computer Science from East Carolina University and an M.S. in Engineering Management from Southern Methodist University.

Number and Terms of Office of Officers and Directors

Our board of directors has seven members and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Yvonne Brown and Michael Patterson will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of David Campbell and Karin-Joyce Tjon, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jaymes Winters, Vlad Prantsevich and Alexander Monje will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors determined that David Campbell, Michael Patterson, Karin-Joyce (KJ) Tjon, Yvonne Brown, and Alexander Monje are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We established an audit committee of the board of directors. Michael Patterson, Yvonne Brown and Karin-Joyce (KJ) Tjon serve as members of our audit committee, and Karin-Joyce (KJ) Tjon chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Michael Patterson, Yvonne Brown and Karin-Joyce (KJ) Tjon meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Karin-Joyce (KJ) Tjon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. David Campbell, Karin-Joyce (KJ) Tjon and Alexander Monje serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. David Campbell, Karin-Joyce (KJ) Tjon and Alexander Monje are independent and Alexander Monje chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Mach FM, an affiliate of our sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are David Campbell, Michael Patterson, Karin-Joyce (KJ) Tjon, Yvonne Brown, and Alexander Monje. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Legal Proceedings Involving Our Officers and Directors

On August 3, 2017, Jaymes W. Winters II, our Chief Executive Officer, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code (the “Chapter 7 Case”) in the United States Bankruptcy Court Western District of Washington (Tacoma) (the “Court”) (Case No. 17-42965) to avoid a $2,480,000 judicial lien against his personal residence obtained by Sterling Savings Bank (the “Sterling Savings Lien”), which was held by Umpqua Bank, the successor to Sterling Savings Bank. On November 9, 2018, the Court partially granted Mr. Winters’s motion to avoid the judgment lien of Umpqua Bank and all but $160,725.00 of Umpqua Bank’s judicial lien was avoided. On May 14, 2018, while the Chapter 7 Case was still open, Mr. Winters filed another petition for bankruptcy under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court Western District of Washington (Tacoma) (Case Number: 3:17-BK-42965) to further protect his rights in relation to the Sterling Savings Lien. The Court granted a voluntary dismissal of the Chapter 13 Case on November 27, 2018. As of the date of this prospectus, both the Chapter 7 Case and the Chapter 13 Case are closed.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or up to 18 months if our time to complete a business combination is extended as described herein) after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement warrants held in the trust account will be used to fund the redemption of our public shares, and the placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier to occur of: (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination. With certain limited exceptions, the placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Jaymes Winters	Mach FM Corp.	Telecommunications	CEO

Vlad Prantsevich	Mach FM Corp.	Telecommunications	Executive Vice President
	1964 Ears, LLC	Audio / Electronics	Financial Manager

David Campbell	Aero Design Labs, Inc	Aviation	Chief Operations Officer

Michael Patterson	Blue Cross Blue Shield of Alabama	Health Care	Chief Administrative Officer

Karin-Joyce (KJ) Tjon	Volcon, Inc	Electric Vehicles	Director
	Kaleyra, Inc.	Software	Director

Yvonne Brown	N/A	N/A	N/A

Alexander Monje	Biscayne Ventures Advisors	Venture Capital	Founder & CEO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers, or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of March 10, 2022, we have agreed to pay Mach FM, an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 16, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 16, 2023 and the rights are not convertible within 60 days of March 16, 2023.

	Amount and Nature of	Approximate Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficial Ownership	Common Stock
Jaymes Winters	—	—
Vlad Prantsevich	—	—
David Campbell	—	—
Michael Patterson	—	—
Karin-Joyce (KJ) Tjon	—	—
Yvonne Brown	—	—
Alexander Monje	—	—
All current directors and executive officers as a group (seven individuals)	—	—
Five Percent Holders of Nubia
Mach FM Acquisitions LLC(2)	3,087,500	19.84%
Patrick Orlando(2)	3,087,500	19.84%
Boothbay Fund Management, LLC (3)	967,000	6.18%
Saba Capital Management, L.P.(4)	989,000	6.33%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Nubia Brand International Corp., 13355 Noel Rd, Suite 1100, Dallas, TX 75240.
(2)	Mach FM Acquisitions LLC, our sponsor, is the record holder of the securities reported herein. Patrick Orlando is the manager of our sponsor. By virtue of this relationship, Mr. Orlando may be deemed to have beneficial ownership of the securities held of record by our sponsor. Mr. Orlando disclaims any such beneficial ownership except to the extent of his pecuniary interests.
(3)	Pursuant to a Schedule 13G filed by reporting persons. The shares are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain Shares held by the Fund, and such Shares may be reported in regulatory filings made by such Subadvisors. However, this report is being made to the extent that, for the purposes of Reg. Section 240.13d-3. The address of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(4)	Pursuant to a Schedule 13G filed by reporting persons. Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, dated March 21, 2022, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act. The address of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

All of the founder shares issued and outstanding prior to the IPO are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares (or shares of common stock issuable upon conversion thereof), until the earlier to occur of: (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination. In the case of the placement warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the initial stockholders or members of our sponsor; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

On August 17, 2021, we issued an aggregate of 2,875,000 shares of our Class B common stock to Mach FM Acquisitions LLC to for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On March 10, 2022, we effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding. The Company subsequently forfeit 75,000 founder shares in connection with the partial exercise of the underwriters’ over-allotment option, resulting in the Sponsor holding 3,087,500 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the representative shares). The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of the IPO, we consummated the private placement with the Sponsor of 5,405,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $5,405,000.

On May 20, 2022, we entered into an amended and restated promissory note (the “Amended Note”) pursuant to which the Company amended and restated its outstanding promissory note issued to the Company’s sponsor, Mach FM Acquisitions LLC, on July 27, 2021, in the aggregate principal amount of $300,000 (the “Original Note”).

Pursuant to the Amended Note, we amended the Original Note by (i) extending the original maturity date from the date on which we consummated its initial public offering to a new maturity date which shall be upon the closing of a Repayment/Conversion Trigger Event, as such term is defined below, and (ii) by permitting the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. “Repayment/Conversion Trigger Event” means:

(i)	the closing of a merger, consolidation or other business combination pursuant to which the Company acquires an entity for its initial business combination; or

(ii)	the liquidation of the Company on or before the date of the 12 month anniversary of the IPO (or up to the 18 month anniversary of the IPO if the Company extends the period of time to consummate a business combination), or such later liquidation date as may be approved by the Company’s stockholders, that occurs while the Amended Note is outstanding or any time thereafter prior to the repayment of the Amended Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 15, 2022 through the earlier of the Company’s consummation of a business combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial business combination.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Effective as of March 10, 2022, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the Code of Ethics that we adopted is filed as an exhibit to the registration statement filed with the SEC in connection with this offering.

In addition, our audit committee, pursuant to a written charter that we adopted effective as of the date of this prospectus, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter we adopted is filed as an exhibit to the registration statement filed with the SEC in connection with this offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to Mach FM, an affiliate of our sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $77,250 and $73,130, respectively, for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K, and our IPO.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $0, for the services Marcum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nubia Brand International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nubia Brand International Corp. (the “Company”) as of December 31, 2022 and 2021, the related the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Hartford, CT

March 16, 2023

NUBIA BRAND INTERNATIONAL CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$545,655	$—
Prepaid expenses	215,628	—
Total Current Assets	761,283	—

Investments held in the Trust Account	127,782,882	—

Deferred offering costs	—	180,341

Other assets	35,870	—
Total Assets	$128,580,035	$180,341

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$439,086	$491
Income taxes payable	339,899	—
Accrued offering costs	5,000	30,000
Advances from related party	—	939
Note payable – Sponsor	125,341	125,341
Total Current Liabilities	909,326	156,771

Deferred underwriting commission	4,322,500	—
Total liabilities	5,231,826	156,771

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 12,350,000 shares (at redemption value)	127,242,983	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 12,350,000 shares subject to redemption)	12	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 and 3,162,500 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	308	316
Additional paid-in capital	—	24,684
Accumulated deficit	(3,895,094)	(1,430)
Total Stockholders’ (Deficit) Equity	(3,894,774)	23,570
Total Liabilities and Stockholders’ (Deficit) Equity	$128,580,035	$180,341

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From June 14, 2021 (Inception) Through December 31, 2021
EXPENSES
Administrative fee - related party	$95,000	$—
General and administrative	809,193	1,430
TOTAL EXPENSES	904,193	1,430

OTHER INCOME
Income earned on Investments held in Trust Account	1,812,882	—
Interest income	5,683	—
Change in fair value of over-allotment liability	19,432	—
TOTAL OTHER INCOME	1,837,997	—

Net income (loss) before provision for income taxes	933,804	(1,430)

Provision for income taxes	339,899	—

Net income (loss)	$593,905	$(1,430)

Weighted average number of shares of Class A redeemable common stock outstanding, basic	9,846,164	—
Basic net income (loss) per share of Class A redeemable common stock	$0.05	$(0.00)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic	3,117,537	2,750,000
Basic net income (loss) per share of Class A and B non-redeemable common stock	$0.05	$(0.00)

Weighted average number of shares of Class A redeemable common stock outstanding, diluted	9,846,164	—
Diluted net income (loss) per share of Class A redeemable common stock	$0.05	$(0.00)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, diluted	3,185,962	2,750,000
Diluted net income (loss) per share of Class A and B non-redeemable common stock	$0.05	$(0.00)

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JUNE 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	3,162,500	316	24,684	—	25,000

Net loss	—	—	—	—	—	(1,430)	(1,430)

Balance at December 31, 2021	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—	—	—	—	5,405,000	—	5,405,000

Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment at Initial Public Offering	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(1,272,983)	(1,272,983)

Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—

Net income	—	—	—	—	—	593,905	593,905

Balance at December 31, 2022	123,500	$12	3,087,500	$308	$—	$(3,895,094)	$(3,894,774)

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From June 14, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$593,905	$(1,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	939
Income earned on Investments held in Trust Account	(1,812,882)	—
Change in fair value of over-allotment liability	(19,432)	—
Changes in operating assets and liabilities:
Prepaid expenses	(215,628)	—
Other assets	(35,870)	—
Income tax payable	339,899
Accounts payable and accrued expenses	424,906	491
Net Cash Used In Operating Activities	(725,102)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(125,970,000)	—
Net Cash Used In Investing Activities	(125,970,000)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	123,500,000	—
Proceeds from sale of Private Placement Warrants	5,405,000	—
Payment of underwriter fees	(1,235,000)
Payment of offering costs	(429,243)	—
Net Cash Provided By Financing Activities	127,240,757	—

Net change in cash	545,655	—

Cash at beginning of period	—	—
Cash at end of period	$545,655	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$25,000	$30,000
Deferred offering costs included in related party payable	$939	$—
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$4,322,500	$—
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$12,942,102	$—
Deferred offering costs paid in exchange for Class B shares	$—	$25,000
Fair value of representative shares	$776,815	$—
Fair value of over-allotment option	$19,432	$—
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$1,272,983	$—
Deferred offering costs paid by notes payable	$—	$125,341

The accompanying notes are an integral part of these financial statements.

NUBIA BRAND INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination within 12 months, by March 15, 2023, the Company may, by resolution of the board if requested by the sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination, by September 15, 2023), subject to the sponsor depositing additional funds into the trust account upon five days advance notice prior to the applicable deadline (collectively the “Combination Period”). The Sponsor will deposit into the trust account $1,235,000, on or prior to the date of the applicable deadline, for each of the available three-month extensions providing a total possible business combination period of 18 months at a total payment value of $2,470,000. The Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension to June 15, 2023. Any such payments would be made in the form of non-interest-bearing loans. The Company may also seek to amend its charter or governing instruments to extend the time to consummate an initial business combination in order to effectuate an initial business combination. If the Company completes an initial business combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants are identical to the private warrants.

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

Going Concern Consideration

At December 31, 2022, the Company had cash outside of trust of $545,655 and working capital deficit of $148,043. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. However, management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 15 months, or June 15, 2023 as the Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension, (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, the Company had $127.8 million and $0 in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $127,242,983 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$123,500,000
Less:
Proceeds allocated to Public Warrants	(3,755,675)
Class A common stock issuance costs	(6,716,427)
(10,472,102)

Plus:
Class A Common Stock Redeemable Remeasurement Adjustment at IPO	12,942,102
Remeasurement adjustment for the year ended December 31, 2022	1,272,983
Class A common stock subject to possible redemption	$127,242,983

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. The Company will continue to access the potential impact of the IR Act. Based on our preliminary assessment, we do not expect a material impact on our financial statements.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture, of which 75,000 were forfeited, resulting in 337,500 common stock shares outstanding subsequent to March 10, 2022). Basic net income per share of common stock excludes the 337,500 shares subject to forfeiture from weighted average shares outstanding between January 1, 2022 through March 10, 2022 due to the contingency with forfeiture. Diluted net income per share of common stock weighted average shares outstanding considers the 337,500 shares subject to forfeiture as outstanding during the entire year ended December 31, 2022. For the period from June 14, 2021 (inception) through December 31, 2021, the 412,500 shares subject to forfeiture were excluded from the basic and diluted weighted average shares outstanding.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

For the Year ended
December 31,
2022
Class A Redeemable Common Stock
Numerator: Income allocable to Class A Redeemable Common Stock	$451,082
Denominator: Basic weighted average shares outstanding	9,846,164
Basic net income per share, Class A Redeemable Common Stock	$0.05

Class A and Class B Non-Redeemable Common Stock
Numerator: Income allocable to Class A and Class B Non-Redeemable Common Stock	$142,823
Denominator: Basic weighted average shares outstanding	3,117,537
Basic net income per share, Class A and Class B Non-Redeemable Common Stock	$0.05

For the Year ended
December 31,
2022
Class A Redeemable Common Stock
Numerator: Income allocable to Class A Redeemable Common Stock	$448,713
Denominator: Diluted weighted average shares outstanding	9,846,164
Diluted net income per share, Class A Redeemable Common Stock	$0.05

Class A and Class B Non-Redeemable Common Stock
Numerator: Income allocable to Class A and Class B Non-Redeemable Common Stock	$145,192
Denominator: Diluted weighted average shares outstanding	3,185,962
Diluted net income per share, Class A and Class B Non-Redeemable Common Stock	$0.05

For the Period From June 14, 2021 (Inception) Through December 31,
2021

Class A Redeemable common stock
Numerator: Loss allocable to Class A common stock	$—
Denominator: Basic and diluted weighted average shares outstanding	—
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(0.00)

Class A and Class B Non-redeemable common stock
Numerator: Loss allocable to Class B common stock	$(1,430)
Denominator: Basic and diluted weighted average shares outstanding	2,750,000
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.00)

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding warrants as equity-classified instruments.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On August 17, 2021, the Sponsor received 2,875,000 of the Company’s Class B common stock (the “Founder Shares”) for $25,000 paid for Company deferred offering costs. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding (see Note 7). All share amounts have been adjusted to reflect the share split. The Founder Shares include an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares equals, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. During the year ended December 31, 2022, as a result of the partial exercise of the over-allotment option, the remaining 75,000 shares subject to forfeiture expired.

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

Promissory Note — Related Party

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of December 31, 2022 and 2021, there was $125,341 outstanding under the Promissory Note.

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

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2022, the related parties paid $2,841 of expenses on behalf of the Company, respectively. As of December 31, 2022 and 2021, the outstanding balance due was $0 and $939, respectively.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company recorded $95,000 of expenses related to the agreement, respectively. As of December 31, 2022, there was no balance outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

On March 15, 2022, the underwriters purchased an additional 1,350,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,500,000. The Company recorded the fair value of the remaining over-allotment option of $19,432 as a liability on accordance with ASC 815-50 on March 15, 2022. On April 29, 2022, the remaining over-allotment option expired and the liability was written off to the statements of operations. Upon consummation of the Initial Public Offering, the Company used a modified Black-Scholes model to value the over-allotment option. See Note 8.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 123,500 and 0 shares of Class A common stock issued and outstanding, respectively. In addition, there were 12,350,000 shares of Class A common stock in temporary equity on the balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 3,087,500 and 3,162,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the year ended December 31, 2022 when the remaining over-allotment option expired.

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

Warrants — As of December 31, 2022, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description:	Level	2022
Assets:
Investments held in Trust Account	1	$127,782,882

The estimated fair value of Investments held in Trust Account are determined using available market information.

On March 15, 2022, the Company recognized over-allotment option liability in accordance with ASC 815-40 in the balance sheets of $19,432. The over-allotment option was measured at fair value at inception, and re-measured at March 31, 2022. Upon expiration of the over-allotment option on April 29, 2022, the Company wrote-off the option to the statements of operations. During the year ended December 31, 2022, the Company recorded a gain on the change in fair value of $19,432 to the statements of operations.

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

NOTE 9 — INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss	$-	$-
Startup/organizational costs	147,881	300
Total deferred tax asset	147,881	300
Valuation allowance	(147,881)	(300)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following for the year December 31, 2022 and for the period from June 14, 2021 (inception) ended December 31, 2021:

	December 31, 2022	December 31, 2021
Federal
Current	$339,889	$-
Deferred	-	-
State and Local
Current	-	-
Deferred	-	-
Income tax provision / (benefit)	$339,889	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022 and 2021, the change in the valuation allowance was $147,481 and $300, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the periods ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	For the Period Ended December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	-	-
Change in fair value of overallotment liability	(0.44)	-
Change in valuation allowance	15.84	(21.0)
Income tax provision (benefit)	36.40%	0.00%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On February 16, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Honeycomb Battery Company, an Ohio corporation (the “Honeycomb”), the Company, and Nubia Merger Sub, Inc., an Ohio corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Honeycomb (the “Merger”) with Honeycomb as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Honeycomb Battery Company” or such other name designated by Honeycomb by notice to the Company, which is referred to herein as the “Combined Company.” The board of directors of the Company (the “Nubia Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (collectively, the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

The Company will issue 70.0 million of its shares of common stock ($700.0 million) to the stockholders of Honeycomb, plus contingent earnout payments of up to 22.5 million shares of common stock ($225.0 million) if certain stock price targets are met as set forth in the Merger Agreement.

The Merger Agreement contains customary representations and warranties of the parties.

The Merger is expected to be accounted for as a reverse recapitalization with Honeycomb as the accounting acquirer.

In March 2023, $200,050 was withdrawn from the Trust to pay taxes.

The Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension to June 15, 2023.

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 10, 2022, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 16, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
4.4	Warrant Agreement, dated March 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2022)
4.5	Description of Securities
10.1	Letter Agreement, dated March 10, 2022, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.2	Investment Management Trust Agreement, dated March 10, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.3	Registration Rights Agreement, dated March 10, 2022, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.4	Administrative Support Agreement, dated March 10, 2022, by and between the Registrant and Mach FM Acquisitions LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.5	Indemnity Agreements, each dated as of March 10, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.6	Private Placement Warrants Subscription Agreement, dated March 10, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.7	Representative Share Letter, dated March 10, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.12	Amended and Restated Promissory Note to Mach FM Acquisitions LLC, dated May 20, 2022. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 20, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 8, 2022)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nubia Brand International Corp.

Dated: March 16, 2023	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Nubia Brand International Corp.

Dated: March 16, 2023	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jaymes Winters	Chief Executive Officer (Principal executive officer) and Director	March 16, 2023
Jaymes Winters

/s/ Vlad Prantsevich	Chief Financial Officer and Director	March 16, 2023
Vlad Prantsevich

/s/ Alexander Monje	Director	March 16, 2023
Alexander Monje

/s/ David Campbell	Director	March 16, 2023
David Campbell

/s/ Michael Patterson	Director	March 16, 2023
Michael Patterson

/s/ Karin-Joyce (KJ) Tjon	Director	March 16, 2023
Karin-Joyce (KJ) Tjon

/s/ Yvonne Brown	Director	March 16, 2023
Yvonne Brown