Form 10-Q
period 2023-03-31
Nubia Brand International Corp.
filed 2023-05-22
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 12,473,500 shares of Class A common stock and 3,087,500 shares of Class B common of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31,
	(unaudited)	2022

ASSETS
Current Assets:
Cash	$98,053	$545,655
Prepaid expenses	189,318	215,628
Total Current Assets	287,371	761,283

Investments held in the Trust Account	130,174,150	127,782,882
Other assets	—	35,870
Total Assets	$130,461,521	$128,580,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$893,007	$439,086
Income taxes payable	615,145	339,899
Accrued offering costs	—	5,000
Convertible note payable – Sponsor	1,235,000	125,341
Total Current Liabilities	2,743,152	909,326

Deferred underwriting commission	4,322,500	4,322,500
Total liabilities	7,065,652	5,231,826

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 12,350,000 shares (at redemption value)	129,505,753	127,242,983

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 12,350,000 shares subject to redemption)	12	12
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	308	308
Additional paid-in capital	—	—
Accumulated deficit	(6,110,204)	(3,895,094)
Total Stockholders’ Deficit	(6,109,884)	(3,894,774)
Total Liabilities and Stockholders’ Deficit	$130,461,521	$128,580,035

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$5,000
General and administrative	1,007,788	119,366
TOTAL EXPENSES	1,037,788	124,366

OTHER INCOME
Income earned on Investments held in Trust Account	1,356,319	8,655
Interest income	4,375	—
Change in fair value of over-allotment liability	—	3,712
TOTAL OTHER INCOME	1,360,694	12,367

Net income (loss) before provision for income taxes	322,906	(111,999)

Provision for income taxes	275,246	—

Net income (loss)	$47,660	$(111,999)

Weighted average number of shares of Class A redeemable common stock outstanding, basic	12,350,000	2,195,556
Basic net income (loss) per share of Class A redeemable common stock	$0.00	$(0.02)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic	3,211,000	2,831,956
Basic net income (loss) per share of Class A and B non-redeemable common stock	$0.00	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	123,500	$12	3,087,500	$308	$—	$(3,895,094)	$(3,894,774)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(2,262,770)	(2,262,770)

Net income	—	—	—	—	—	47,660	47,660

Balance at March 31, 2023	123,500	$12	3,087,500	$308	$—	$(6,110,204)	$(6,109,884)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—	—	—	—	5,405,000	—	5,405,000

Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	$12	3,162,500	$316	$—	$(3,328,023)	$(3,327,695)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTs OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$47,660	$(111,999)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(1,356,319)	(8,655)
Change in fair value of over-allotment liability	—	(3,712)
Changes in operating assets and liabilities:
Prepaid expenses	26,310	(197,276)
Other assets	35,870	(177,220)
Income taxes payable	275,246	-
Accounts payable and accrued expenses and accrued offering costs	448,921	496,288
Net Cash Used In Operating Activities	(522,312)	(2,574)

Cash Flows From Investing Activities:
Cash withdrawn for taxes	200,051	—
Cash deposited into Trust Account	(1,235,000)	(125,970,000)
Net Cash Used In Investing Activities	(1,034,949)	(125,970,000)

Cash Flows From Financing Activities:
Proceeds from note - Sponsor	1,109,659	—
Sale of Units in the Initial Public Offering, net of underwriting discount	—	122,265,000
Proceeds from sale of Private Placement Warrants	—	5,405,000
Payment of offering costs	—	(429,243)
Net Cash Provided By Financing Activities	1,109,659	127,240,757

Net change in cash	(447,602)	1,268,183

Cash at beginning of period	545,655	—
Cash at end of period	$98,053	$1,268,183

Supplemental disclosure of non-cash financing activities:

Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$4,322,500
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$—	$12,942,102
Deferred offering costs paid in exchange for Class B shares	$—	$25,000
Fair value of representative shares	$—	$776,815
Fair value of over-allotment option	$—	$19,432
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$2,262,770	$—

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Nubia Brand International Corp. was incorporated in Delaware on June 14, 2021 and Nubia Merger Sub, Inc., an Ohio corporation, (collectively, the Company”) The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Merger Agreement provides that the Company will issue to the Honeycomb shareholders aggregate consideration of 70,000,000 shares of the Combined Company’s common stock (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 22,500,000 shares of the Combined Company’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of the Combined Company but subject to (and only to the extent that) the valuation of the Combined Company’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement, thresholds set forth below):

(i)	5,000,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of the Combined Company’s Class A common stock is greater than or equal to $12.50 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)	7,500,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Combined Company’s Class A common stock is greater than or equal to $15.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	10,000,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Combined Company’s Class A common stock is greater than or equal to $25.00 per share (subject to any adjustment pursuant to the Merger Agreement).

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

If the Company has not completed a Business Combination by June 15, 2023, the Company may, by resolution of the board if requested by the sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination, by September 15, 2023), subject to the sponsor depositing additional funds into the trust account upon five days advance notice prior to the applicable deadline (collectively the “Combination Period”). The Sponsor will deposit into the trust account $1,235,000, on or prior to the date of the applicable deadline, for each of the available three-month extensions providing a total possible business combination period of 18 months at a total payment value of $2,470,000. Any such payments would be made in the form of non-interest-bearing loans. The Company may also seek to amend its charter or governing instruments to extend the time to consummate an initial business combination in order to effectuate an initial business combination. If the Company completes an initial business combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants are identical to the private warrants. In March 2023, the Sponsor deposited $1,235,000 (the “Extension Payment”) into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from March 15, 2023 to June 15, 2023 (the “Extension”).

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

Going Concern Consideration

At March 31, 2023, the Company had cash outside of trust of $98,053 and working capital deficit of $2,455,781. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 15 months, or June 15, 2023 as the Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension , (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

The consolidated financial statements include the Company entities. All intercompany transactions have been eliminated for consolidation purposes.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments held in Trust Account

At March 31, 2023 and December 2022, the Company had $130.2 million and $127.8 million in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $129,505,753 and $127,242,983 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$127,242,983
Remeasurement adjustment	2,262,770
Class A common stock subject to possible redemption – March 31, 2023	$129,505,753

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

Our effective tax rate was 85% and 0% for the three months ended March 31, 2023 and 2022, respectively.  The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture, of which 75,000 were forfeited, resulting in 337,500 common stock shares outstanding subsequent to March 10, 2022). Basic net income per share of common stock excludes the 337,500 shares subject to forfeiture from weighted average shares outstanding between January 1, 2022 through March 10, 2022 due to the contingency with forfeiture. Diluted net income per share of common stock weighted average shares outstanding considers the 337,500 shares subject to forfeiture as outstanding during the entire three months ended March 31, 2023 and 2022.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

For the Three months ended
March 31,
2023
Class A Redeemable Common Stock
Numerator: Income allocable to Class A Redeemable Common Stock	$37,825
Denominator: Basic and diluted weighted average shares outstanding	12,350,000
Basic and diluted net income per share, Class A Redeemable Common Stock	$0.00

Class A and Class B Non-Redeemable Common Stock
Numerator: Income allocable to Class A and Class B Non-Redeemable Common Stock	$9,835
Denominator: Basic and diluted weighted average shares outstanding	3,211,000
Basic and diluted net income per share, Class A and Class B Non-Redeemable Common Stock	$0.00

For the Three months ended
March 31,
2022
Class A Redeemable Common Stock
Numerator: Loss allocable to Class A Redeemable Common Stock	$(48,911)
Denominator: Basic and diluted weighted average shares outstanding	2,195,556
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(0.02)

Class A and Class B Non-Redeemable Common Stock
Numerator: Loss allocable to Class A and Class B Non-Redeemable Common Stock	$(63,088)
Denominator: Basic and diluted weighted average shares outstanding	2,831,956
Diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(0.02)

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

Promissory Note — Related Party

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. On May 17, 2023, the Sponsor issued an unsecured promissory note to the Company (the “Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and to permits the holder of the Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of March 31, 2023 and December 31, 2022, there was $1,235,000 and $125,341 outstanding under the Promissory Note.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three months ended March 31, 2023 and 2022, the related parties paid $0 and $2,841 of expenses on behalf of the Company, respectively. As of March 31, 2023 and December 31, 2022, there were no outstanding balance due to related parties.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $30,000 and $5,000 of expenses related to the agreement, respectively. As of March 31, 2023 and December 31, 2022, there was $5,000 outstanding related to these fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 123,500 shares of Class A common stock issued and outstanding, respectively. In addition, there were 12,350,000 shares of Class A common stock in temporary equity on the balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 3,087,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the year ended December 31, 2022 when the remaining over-allotment option expired.

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

Warrants — As of March 31, 2023, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2023	2022
Assets:
Investments held in Trust Account	1	$130,174,150	$127,782,882

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

In April 2023, $339,899 was withdrawn from the Trust to pay federal income taxes.

On May 17, 2023, the Sponsor issued an unsecured promissory note to the Company (the “Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and to permits the holder of the Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination.

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

Our business activities from inception to March 31, 2023 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

On February 16, 2023, we entered into a Merger Agreement (the “Merger Agreement”) by and among Honeycomb Battery Company, an Ohio corporation (“Honeycomb”), we, and Nubia Merger Sub, Inc., an Ohio corporation (“Merger Sub”) and our wholly-owned subsidiary, pursuant to which Merger Sub will merge with and into Honeycomb (the “Merger”) with Honeycomb as the surviving corporation of the Merger and becoming our wholly-owned subsidiary. In connection with the Merger, we will change its name to “Honeycomb Battery Company” or such other name designated by Honeycomb by notice to us, which is referred to herein as the “Combined Company.” Our board of directors has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (collectively, the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related matters by our stockholders.

The Merger Agreement provides that we will issue to the Honeycomb shareholders aggregate consideration of 70,000,000 shares of the Combined Company’s common stock (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 22,500,000 shares of the Combined Company’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of the Combined Company but subject to (and only to the extent that) the valuation of the Combined Company’s common stock implied by such change of control transaction meeting the respective VWAP (as defined below) thresholds set forth below):

(i)	5,000,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of the Combined Company’s Class A common stock is greater than or equal to $12.50 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)	7,500,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Combined Company’s Class A common stock is greater than or equal to $15.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	10,000,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Combined Company’s Class A common stock is greater than or equal to $25.00 per share (subject to any adjustment pursuant to the Merger Agreement).

For purposes of the foregoing, “VWAP” means, for any security as of any date(s), the dollar volume-weighted average price for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or, if the foregoing does not apply, the dollar volume-weighted average price of such security in the over-the-counter market on the electronic bulletin board for such security during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg, or, if no dollar volume-weighted average price is reported for such security by Bloomberg for such hours, the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported by OTC Markets Group Inc. If the VWAP cannot be calculated for such security on such date(s) on any of the foregoing bases, the VWAP of such security on such date(s) shall be the fair market value per share on such date(s) as reasonably determined by us.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Honeycomb’s common stock outstanding immediately prior to the Effective Time will be converted into the right to receive its allocable portion of the Closing Merger Consideration Shares and the Earnout Shares, if any.

The Business Combination will require the approval of our shareholders and the shareholders of Honeycomb and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The Transactions is expected to close in the second quarter of 2023.

At March 31, 2023, we had cash of $98,053 and working capital deficit of $2,455,781. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2023, we had net income of $47,660 which consisted of interest income earned in the amount of $1,356,319 on cash and funds held in the Trust Account, partially offset by operating expenses totaling $1,037,788. In addition, the Company recorded an income tax provision of $275,246.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $125,970,000 was placed in the Trust Account and as of March 31, 2023, we had $98,053 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $6,951,081 consisting of $1,235,000 of underwriting fees, $4,322,500 of deferred underwriting fees payable and $597,334 of other offering costs. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

For the three months ended March 31, 2023, cash used in operating activities was $522,312 which consisted of net income of $47,660, interest earned on marketable securities held in the Trust Account of $1,356,319, and changes in operating assets and liabilities provided $786,347 of cash from operating activities.

For the three months ended March 31, 2023, the Company used cash of $1,034,949 in investing activities for the purchase of investments in the Trust Account, and the withdrawal of cash for taxes.

For the three months ended March 31, 2023, cash from financing activities provided $1,109,659. The Company received gross proceeds of $1,109,659 from a note payable through the related party sponsor.

For the three months ended March 31, 2022, cash used in operating activities was $2,574 which consisted of the net loss of $111,999, interest earned on marketable securities held in the Trust Account of $8,655, the gain on the change in fair value of the over-allotment liability of $3,712 and changes in operating liabilities used $121,792 of cash from operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $130,174,150 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

At March 31, 2023, the Company had cash outside of trust of $98,053 and working capital deficit of $2,455,781. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 15 months, or June 15, 2023 as the Company deposited $1,235,000 into the trust account in March 2023 to fund the automatic 3-month extension, (or up to 18 months, by September 15, 2023, if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of March 31, 2023 and December 31, 2022, there was $1,235,000 and $125,341 outstanding under the Promissory Note.

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

Contractual Obligations

At March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Merger Agreement, dated February 16, 2023, by and among Nubia Brand International Corp., Honeycomb Battery Company, and Nubia Merger Sub, Inc. ***
10.1	Form of Contribution Agreement***
10.2	Form of Supply and License Agreement***
10.3	Form of Shared Services Agreement***
10.4	Company Support Agreement, dated February 16, 2023, by and between Global Graphene Group, Inc. and Honeycomb Battery Company. ***
10.5	Parent Support Agreement, dated February 16, 2023, by and between Mach FM Acquisitions LLC, Honeycomb Battery Company and Nubia Brand International Corp. ***
10.6	Company Lock-Up Agreement, dated February 16, 2023, by and between Global Graphene Group, Inc. and Honeycomb Battery Company. ***
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nubia Brand International Corp.

Date: May 19, 2023	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: May 19, 2023	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer