Form 10-Q
period 2023-06-30
Nubia Brand International Corp.
filed 2023-08-17
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 4,043,117 shares of Class A common stock and 3,087,500 shares of Class B common of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31,
	(unaudited)	2022

ASSETS
Current Assets:
Cash	$6,258	$545,655
Prepaid expenses	152,658	215,628
Total Current Assets	158,916	761,283

Investments held in the Trust Account	41,749,295	127,782,882
Other assets	—	35,870
Total Assets	$41,908,211	$128,580,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,214,786	$439,086
Income taxes payable	31,329	339,899
Excise taxes payable	890,385	—
Accrued offering costs	—	5,000
Advances from Target	62,500	—
Convertible note payable – Sponsor	1,297,500	125,341
Total Current Liabilities	3,496,500	909,326

Deferred underwriting commission	4,322,500	4,322,500
Total liabilities	7,819,000	5,231,826

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 3,919,617 and 12,350,000 shares (at redemption value), as of June 30, 2023 and December 31, 2022, respectively	41,694,516	127,242,983

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 3,919,617 and 12,350,000 shares subject to redemption, as of June 30, 2023 and December 31, 2022, respectively)	12	12
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	308	308
Additional paid-in capital	—	—
Accumulated deficit	(7,605,625)	(3,895,094)
Total Stockholders’ Deficit	(7,605,305)	(3,894,774)
Total Liabilities and Stockholders’ Deficit	$41,908,211	$128,580,035

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$35,000
General and administrative	505,144	160,581	1,512,932	279,947
TOTAL EXPENSES	535,144	190,581	1,572,932	314,947

OTHER INCOME
Income earned on Investments held in Trust Account	1,449,140	170,097	2,805,459	178,752
Interest income	1,707	212	6,082	212
Change in fair value of over-allotment liability	—	15,720	—	19,432
TOTAL OTHER INCOME	1,450,847	186,029	2,811,541	198,396

Net income (loss) before provision for income taxes	915,703	(4,552)	1,238,609	(116,551)

Provision for income taxes	293,483	16,841	568,729	16,841

Net income (loss)	$622,220	$(21,393)	$669,880	$(133,392)

Weighted average number of shares of Class A redeemable common stock outstanding, basic	10,867,735	12,350,000	11,604,773	7,300,829
Basic net income (loss) per share of Class A redeemable common stock	$0.04	$(0.00)	$0.05	$(0.01)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic	3,211,000	3,211,000	3,211,000	3,022,525
Basic net income (loss) per share of Class A and B non-redeemable common stock	$0.04	$(0.00)	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	123,500	$12	3,087,500	$308	$—	$(3,895,094)	$(3,894,774)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(2,262,770)	(2,262,770)

Net income	—	—	—	—	—	47,660	47,660

Balance at March 31, 2023	123,500	12	3,087,500	308	—	(6,110,204)	(6,109,884)
Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(1,227,256)	(1,227,256)
Excise tax on redemption of Class A Common Stock	—	—	—	—	—	(890,385)	(890,385)
Net income	—	—	—	—	—	622,220	622,220
Balance at June 30, 2023	123,500	$12	3,087,500	$308	$—	$(7,605,625)	(7,605,305)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—	—	—	—	5,405,000	—	5,405,000

Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	12	3,162,500	316	—	(3,328,023)	(3,327,695)
Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—
Net loss	—	—	—	—	—	(21,393)	(21,393)
Balance at June 30, 2022	123,500	$12	3,087,500	$308	$—	$(3,349,408)	$(3,349,088)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTs OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$669,880	$(133,392)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(2,805,459)	(178,752)
Change in fair value of over-allotment liability	—	(19,432)
Changes in operating assets and liabilities:
Prepaid expenses	62,970	(274,444)
Other assets	35,870	(130,446)
Accrued formation and offering costs	(5,000)	—
Income taxes payable	(308,570)	—
Accounts payable and accrued expenses	775,700	128,457
Net Cash Used In Operating Activities	(1,574,609)	(608,009)

Cash Flows From Investing Activities:
Cash withdrawn for taxes	1,160,553	—
Cash withdrawn for redemptions of Class Common Stock	89,038,493	—
Cash deposited into Trust Account	(1,360,000)	(125,970,000)
Net Cash Provided By (Used In) Investing Activities	88,839,046	(125,970,000)

Cash Flows From Financing Activities:
Proceeds from convertible note - Sponsor	1,172,159	—
Advances from Target	62,500	—
Proceeds from redemption of Class A Common Stock	(89,038,493)	—
Sale of Units in the Initial Public Offering, net of underwriting discount	—	122,265,000
Proceeds from sale of Private Placement Warrants	—	5,405,000
Payment of offering costs	—	(429,243)
Net Cash Provided By (Used In) Financing Activities	(87,803,834)	127,240,757

Net change in cash	(539,397)	662,748

Cash at beginning of period	545,655	—
Cash at end of period	$6,258	$662,748

Supplemental disclosure
Cash paid for income taxes	$877,299	$—

Supplemental disclosure of non-cash financing activities:

Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$4,322,500
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$—	$12,942,102
Fair value of representative shares	$—	$776,815
Fair value of over-allotment option	$—	$19,432
Excise tax on redemption of Class A Common Stock	$890,385	$—
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$3,490,026	$—

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On June 14, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, stockholders approved to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination (the “Extension”) on a monthly basis up to six times from June 15, 2023 (the date that is 15 months from the closing date of the Company’s initial public offering of units) to December 15, 2023 (the date that is 21 months from the closing date of the IPO).

Stockholders elected to redeem an aggregate 8,430,383 or shares of Common Stock in connection with the Special Meeting. As such, $89,038,493 was withdrawn from the Trust.

In connection with the redemption, the Company recorded an excise tax liability and equity adjustment of $0.9 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted above, it likely will reduce the excise tax liability.

If the Company does not complete a business combination with Honeycomb or another target business by September 15, 2023 (or up to December 15, 2023 if the Company has extended the deadline for completing the business combination on a monthly basis up to six times by contributing $125,000 per month for each extension to the Company’s trust account in accordance with the current certificate of incorporation), the Company must redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the amount then held in the trust account divided by the number of outstanding public shares. The Sponsor and the Insiders have no redemption rights in the event a business combination is not effected in the completion window, and, accordingly, their founder shares will be worthless. Additionally, in the event of such liquidation, there will be no distribution with respect to the Company’s outstanding warrants. Accordingly, the warrants will be worthless. On March 13, 2023, in accordance with the current certificate of incorporation, the Company contributed an aggregate of $1,235,000 (or $0.10 per share for each outstanding public share) to the trust account and extended the time to complete a business combination from March 15, 2023 to June 15, 2023. On June 14, 2023, the Company held a special meeting of stockholders (the “Extension Special Meeting”), at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “First Charter Amendment”) to allow the Company to extend the date by which the Company must consummate a business combination from June 15, 2023 (the date that is 15 months from the closing date of the the Company IPO) to December 15, 2023 (the date that is 21 months from the closing date of the the Company IPO) (the “Amended Date”) by depositing the lesser of (a) $125,000 and (b) $0.045 per share per month for each one-month extension. the Company’s stockholders elected to redeem an aggregate of 8,430,383 public shares, or 68.26% of the outstanding 12,350,000 public shares, in connection with the Extension Special Meeting. The redemption price was approximately $10.56 per share and amounted to a total of $89,038,493. As of June 12, 2023, after giving effect to the redemptions, there was $41,397,501 remaining in the Company’s trust account. On June 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to July 15, 2023 in accordance with the First Charter Amendment. On July 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to August 15, 2023 in accordance with the First Charter Amendment. On August 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to September 15, 2023 in accordance with the First Charter Amendment.

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

Going Concern Consideration

At June 30, 2023, the Company had cash outside of trust of $6,258 and working capital deficit of $3,337,584. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months, or September 15, 2023 as the Company deposited $125,000 into the trust account in June, July and August 2023 to fund the monthly extension (or up to 21 months, or December 15, 2023, if the Company extends the period of time to consummate a business combination on monthly basis in accordance with the Company’s charter) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. The Company recorded an excise tax liability and equity adjustment of $0.9 million during the six months ended June 30, 2023 in connection with Special Meeting redemptions.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments held in Trust Account

At June 30, 2023 and December 2022, the Company had $41.7 million and $127.8 million in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $41,694,516 and $127,242,983 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$127,242,983
Remeasurement adjustment	2,262,770
Class A common stock subject to possible redemption – March 31, 2023	129,505,753
Redemptions	(89,038,493)
Remeasurement adjustment	1,227,256
Class A common stock subject to possible redemption – June 30, 2023	$41,694,516

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

Our effective tax rate was 32% and 46% for the three and six months ended June 30, 2023, and (370)% and (14)% for the three and six months ended June 30, 2022. The effective tax rate differs from the statutory tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture, of which 75,000 were forfeited, resulting in 337,500 common stock shares outstanding subsequent to March 10, 2022). Basic net income per share of common stock excludes the 337,500 shares subject to forfeiture from weighted average shares outstanding between January 1, 2022 through March 10, 2022 due to the contingency with forfeiture. Diluted net income per share of common stock weighted average shares outstanding considers the 337,500 shares subject to forfeiture as outstanding during the entire three and six months ended June 30, 2023 and 2022.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

	For the Three months ended	For the Three months ended
	June 30,	June 30,
	2023	2022
Class A Redeemable Common Stock
Numerator: Income (loss) allocable to Class A Redeemable Common Stock	$480,308	$(16,979)
Denominator: Basic and diluted weighted average shares outstanding	10,867,735	12,350,000
Basic and diluted net income (loss) per share, Class A Redeemable Common Stock	$0.04	$(0.00)

Class A and Class B Non-Redeemable Common Stock
Numerator: Income (loss) allocable to Class A and Class B Non-Redeemable Common Stock	$141,912	$(4,414)
Denominator: Basic and diluted weighted average shares outstanding	3,211,000	3,211,000
Basic and diluted net income (loss) per share, Class A and Class B Non-Redeemable Common Stock	$0.04	$(0.00)

	For the Six months ended	For the Six months ended
	June 30,	June 30,
	2023	2022
Class A Redeemable Common Stock
Numerator: Income (loss) allocable to Class A Redeemable Common Stock	$524,698	$(94,337)
Denominator: Basic and diluted weighted average shares outstanding	11,604,773	7,300,829
Basic and diluted net income (loss) per share, Class A Redeemable Common Stock	$0.05	$(0.01)

Class A and Class B Non-Redeemable Common Stock
Numerator: Income (loss) allocable to Class A and Class B Non-Redeemable Common Stock	$145,182	$(39,055)
Denominator: Basic and diluted weighted average shares outstanding	3,211,000	3,022,525
Diluted net income (loss) per share, Class A and Class B Non-Redeemable Common Stock	$0.05	$(0.01)

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

Promissory Note — Sponsor

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. On May 17, 2023, the Sponsor issued an unsecured promissory note to the Company (the “Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and to permits the holder of the Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there was $1,297,500 and $125,341 outstanding under the Promissory Note.

Advances from Target

On July 14, 2023, Honeycomb Battery Company advanced to the Company $62,500. On August 15, 2023, Honeycomb Battery Company advanced an additional $62,500. As of June 30, 2023 and December 31, 2022, there was $62,500 and $0 advances outstanding.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three months ended June 30, 2023 and 2022, there were no expenses paid by related parties. During the six months ended June 30, 2023 and 2022, the related parties paid $0 and $2,841 of expenses on behalf of the Company, respectively. As of June 30, 2023 and December 31, 2022, there were no outstanding balance due to related parties.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2023 and 2022, the Company recorded $30,000 and $30,000 of expenses related to the agreement, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded $60,000 and $35,000 of expenses related to the agreement, respectively. As of June 30, 2023 and December 31, 2022, there were $38,475 and $5,000 outstanding balances related to these fees, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 123,500 shares of Class A common stock issued and outstanding, respectively. In addition, there were 3,919,617 and 12,350,000 shares of Class A common stock in temporary equity on the balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 3,087,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the year ended December 31, 2022 when the remaining over-allotment option expired.

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

Warrants — As of June 30, 2023, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2023	2022
Assets:
Investments held in Trust Account	1	$41,749,295	$127,782,882

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

On July 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to August 15, 2023 in accordance with the First Charter Amendment. On August 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to September 15, 2023 in accordance with the First Charter Amendment.

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

Our business activities from inception to June 30, 2023 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

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

The Business Combination will require the approval of our shareholders and the shareholders of Honeycomb and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The Transactions is expected to close in the third quarter of 2023.

At June 30, 2023, we had cash of $6,258 and working capital deficit of $3,337,584. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2023, we had net income of $622,220 which consisted of interest income earned in the amount of $1,449,140 on cash and funds held in the Trust Account, partially offset by operating expenses totaling $535,144. In addition, the Company recorded an income tax provision of $293,483.

For the three months ended June 30, 2022, we had a net loss of $21,393 which consisted of interest income earned in the amount of $170,309 on cash and funds held in the Trust Account, a gain on the over-allotment liability of $15,720 and operating expenses totaling $190,581. In addition, the Company recorded an income tax provision of $16,841.

For the six months ended June 30, 2023, we had net income of $669,880 which consisted of interest income earned in the amount of $2,805,459 on cash and funds held in the Trust Account, partially offset by operating expenses totaling $1,572,932. In addition, the Company recorded an income tax provision of $568,729.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $125,970,000 was placed in the Trust Account and as of June 30, 2023, we had $6,258 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $6,951,081 consisting of $1,235,000 of underwriting fees, $4,322,500 of deferred underwriting fees payable and $597,334 of other offering costs. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

For the six months ended June 30, 2023, cash used in operating activities was $1,574,609, which consisted of net income of $669,880, interest earned on marketable securities held in the Trust Account of $2,805,459, and changes in operating assets and liabilities provided $560,970 of cash from operating activities.

For the six months ended June 30, 2023, cash provided by investing activities was $88,839,046, primarily related to redemptions.

For the six months ended June 30, 2023, cash used by financing activities was $87,803,834, primarily related to redemptions, partially offset by proceeds from notes.

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

As of June 30, 2023, we had investments held in the Trust Account of $41,749,295 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

At June 30, 2023, the Company had cash outside of trust of $6,258 and working capital deficit of $3,337,584. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months, or September 15, 2023 as the Company deposited $125,000 into the trust account in June, July and August 2023 to fund the monthly extension (or up to 21 months, or December 15, 2023, if the Company extends the period of time to consummate a business combination on monthly basis in accordance with the Company’s charter) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. On May 17, 2023, the Sponsor issued an unsecured promissory note to the Company (the “Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and to permits the holder of the Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there was $1,297,500 and $125,341 outstanding under the Promissory Note.

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

Contractual Obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which are subject to forfeiture. All share amounts have been retroactively adjusted to reflect this share split. The weighted average shares excludes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As of June 30, 2023, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nubia Brand International Corp.

Date: August 17, 2023	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: August 17, 2023	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer