Form 10-Q
period 2023-09-30
Nubia Brand International Corp.
filed 2023-11-15
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 4,043,117 shares of Class A common stock and 3,087,500 shares of Class B common of the Company issued and outstanding.

NUBIA BRAND INTERNATIONAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31,
	(unaudited)	2022

ASSETS
Current Assets:
Cash	$1,553	$545,655
Prepaid expenses	109,798	215,628
Total Current Assets	111,351	761,283

Investments held in the Trust Account	42,494,483	127,782,882
Other assets	—	35,870
Total Assets	$42,605,834	$128,580,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,257,660	$439,086
Income taxes payable	8,837	339,899
Excise taxes payable	890,385	—
Accrued offering costs	—	5,000
Advances from Related Party	75,000	—
Advances from Target	187,500	—
Convertible note payable	565,000	—
Convertible note payable – Sponsor	1,297,500	125,341
Total Current Liabilities	4,281,882	909,326

Deferred underwriting commission	4,322,500	4,322,500
Total liabilities	8,604,382	5,231,826

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 3,919,617 and 12,350,000 shares (at redemption value), as of September 30, 2023 and December 31, 2022, respectively	42,452,196	127,242,983

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 3,919,617 and 12,350,000 shares subject to redemption, as of September 30, 2023 and December 31, 2022, respectively)	12	12
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	308	308
Additional paid-in capital	—	—
Accumulated deficit	(8,451,064)	(3,895,094)
Total Stockholders’ Deficit	(8,450,744)	(3,894,774)
Total Liabilities and Stockholders’ Deficit	$42,605,834	$128,580,035

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$90,000	$65,000
General and administrative	492,289	319,608	2,005,221	599,555
TOTAL EXPENSES	522,289	349,608	2,095,221	664,555

OTHER INCOME
Income earned on Investments held in Trust Account	545,833	568,559	3,351,292	747,311
Interest income	1,850	1,813	7,932	2,025
Change in fair value of over-allotment liability	—	—	—	19,432
TOTAL OTHER INCOME	547,683	570,372	3,359,224	768,768

Net income before provision for income taxes	25,394	220,764	1,264,003	104,213

Provision for income taxes	113,153	109,221	681,882	126,062

Net income (loss)	$(87,759)	$111,543	$582,121	$(21,849)

Weighted average number of shares of Class A redeemable common stock outstanding, basic	3,919,617	12,350,000	9,014,903	9,002,381
Basic net income (loss) per share of Class A redeemable common stock	$(0.01)	$0.01	$0.05	$(0.00)

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic	3,211,000	3,211,000	3,211,000	3,086,040
Basic net income (loss) per share of Class A and B non-redeemable common stock	$(0.01)	$0.01	$0.05	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	123,500	$12	3,087,500	$308	$—	$(3,895,094)	$(3,894,774)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(2,262,770)	(2,262,770)

Net income	—	—	—	—	—	47,660	47,660

Balance at March 31, 2023	123,500	12	3,087,500	308	—	(6,110,204)	(6,109,884)
Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(1,227,256)	(1,227,256)
Excise tax on redemption of Class A Common Stock	—	—	—	—	—	(890,385)	(890,385)
Net income	—	—	—	—	—	622,220	622,220
Balance at June 30, 2023	123,500	12	3,087,500	308	$—	(7,605,625)	(7,605,305)
Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(757,680)	(757,680)
Net loss	—	—	—	—	—	(87,759)	(87,759)
Balance at September 30, 2023	123,500	$12	3,087,500	$308	$—	$(8,451,064)	$(8,450,744)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—	—	—	—	5,405,000	—	5,405,000

Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Net loss	—	—	—	—	—	(111,999)	(111,999)

Balance at March 31, 2022	123,500	12	3,162,500	316	—	(3,328,023)	(3,327,695)
Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—
Net loss	—	—	—	—	—	(21,393)	(21,393)
Balance at June 30, 2022	123,500	12	3,087,500	308	—	(3,349,408)	(3,349,088)
Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(472,208)	(472,208)
Net income	—	—	—	—	—	111,543	111,543
Balane at September 30, 2022	123,500	$12	3,087,500	$308	$—	$(3,710,073)	$(3,709,753)

The accompanying notes are an integral part of these unaudited financial statements.

NUBIA BRAND INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTs OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$582,121	$(21,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(3,351,292)	(747,311)
Change in fair value of over-allotment liability	—	(19,432)
Changes in operating assets and liabilities:
Prepaid expenses	105,830	(213,226)
Other assets	35,870	(83,158)
Accrued formation and offering costs	(5,000)	—
Income taxes payable	(331,062)	—
Accounts payable and accrued expenses	818,574	388,579
Net Cash Used In Operating Activities	(2,144,959)	(696,397)

Cash Flows From Investing Activities:
Cash withdrawn for taxes	1,336,198	—
Cash withdrawn for redemptions of Class Common Stock	89,038,493	—
Cash deposited into Trust Account	(1,735,000)	(125,970,000)
Net Cash Provided By (Used In) Investing Activities	88,639,691	(125,970,000)

Cash Flows From Financing Activities:
Proceeds from convertible note - Sponsor	1,172,159	—
Proceeds from convertible note	565,000	—
Advances from Related Party	75,000	—
Advances from Target	187,500	—
Proceeds from redemption of Class A Common Stock	(89,038,493)	—
Sale of Units in the Initial Public Offering, net of underwriting discount	—	122,265,000
Proceeds from sale of Private Placement Warrants	—	5,405,000
Payment of offering costs	—	(429,243)
Net Cash Provided By (Used In) Financing Activities	(87,038,834)	127,240,757

Net change in cash	(544,102)	574,360

Cash at beginning of period	545,655	—
Cash at end of period	$1,553	$574,360

Supplemental disclosure
Cash paid for income taxes	$1,012,944	$—

Supplemental disclosure of non-cash financing activities:

Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$4,322,500
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$—	$12,942,102
Fair value of representative shares	$—	$776,815
Fair value of over-allotment option	$—	$19,432
Excise tax on redemption of Class A Common Stock	$890,385	$—
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$4,247,706	$472,208

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company does not complete a business combination with Honeycomb or another target business by September 15, 2023 (or up to December 15, 2023 if the Company has extended the deadline for completing the business combination on a monthly basis up to six times by contributing $125,000 per month for each extension to the Company’s trust account in accordance with the current certificate of incorporation), the Company must redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the amount then held in the trust account divided by the number of outstanding public shares. The Sponsor and the Insiders have no redemption rights in the event a business combination is not effected in the completion window, and, accordingly, their founder shares will be worthless. Additionally, in the event of such liquidation, there will be no distribution with respect to the Company’s outstanding warrants. Accordingly, the warrants will be worthless. On March 13, 2023, in accordance with the current certificate of incorporation, the Company contributed an aggregate of $1,235,000 (or $0.10 per share for each outstanding public share) to the trust account and extended the time to complete a business combination from March 15, 2023 to June 15, 2023. On June 14, 2023, the Company held a special meeting of stockholders (the “Extension Special Meeting”), at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “First Charter Amendment”) to allow the Company to extend the date by which the Company must consummate a business combination from June 15, 2023 (the date that is 15 months from the closing date of the the Company IPO) to December 15, 2023 (the date that is 21 months from the closing date of the the Company IPO) (the “Amended Date”) by depositing the lesser of (a) $125,000 and (b) $0.045 per share per month for each one-month extension. the Company’s stockholders elected to redeem an aggregate of 8,430,383 public shares, or 68.26% of the outstanding 12,350,000 public shares, in connection with the Extension Special Meeting. The redemption price was approximately $10.56 per share and amounted to a total of $89,038,493. As of June 12, 2023, after giving effect to the redemptions, there was $41,397,501 remaining in the Company’s trust account. On June 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to July 15, 2023 in accordance with the First Charter Amendment. On July 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to August 15, 2023 in accordance with the First Charter Amendment. On August 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to September 15, 2023 in accordance with the First Charter Amendment. On September 15, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to October 15, 2023 in accordance with the First Charter Amendment. On October 13, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to November 15, 2023 in accordance with the First Charter Amendment.

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

Going Concern Consideration

At September 30, 2023, the Company had cash outside of trust of $1,553 and working capital deficit of $4,139,640. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as liquidation risk through a windup of the business if the Company is unsuccessful in consummating an initial business combination by November 15, 2023 (or December 15, 2023 if the Company deposits an additional $125,000 into the trust account, in accordance with the Company's charter), raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. The Company recorded an excise tax liability and equity adjustment of $0.9 million during the nine months ended September 30, 2023 in connection with Special Meeting redemptions.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, related sanctions on the world economy and the ongoing hostilities in the Middle East are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments held in Trust Account

At September 30, 2023 and December 2022, the Company had $42.5 million and $127.8 million in investments held in the Trust Account, respectively. The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $42,452,196 and $127,242,983 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$127,242,983
Remeasurement adjustment	2,262,770
Class A common stock subject to possible redemption – March 31, 2023	129,505,753
Redemptions	(89,038,493)
Remeasurement adjustment	1,227,256
Class A common stock subject to possible redemption – June 30, 2023	41,694,516
Remeasurement adjustment	757,680
Class A common stock subject to possible redemption – September 30, 2023	$42,452,196

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

Our effective tax rate was 446% and 54% for the three and nine months ended September 30, 2023, and 49% and 121% for the three and nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets and certain nondeductible expenses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split on the Class B common stock, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which were subject to forfeiture, of which 75,000 were forfeited, resulting in 337,500 common stock shares outstanding subsequent to March 10, 2022). Basic net income per share of common stock excludes the 337,500 shares subject to forfeiture from weighted average shares outstanding between January 1, 2022 through March 10, 2022 due to the contingency with forfeiture. Diluted net income per share of common stock weighted average shares outstanding considers the 337,500 shares subject to forfeiture as outstanding during the entire three and nine months ended September 30, 2022.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

	For the Three months ended	For the Three months ended
	September 30,	September 30,
	2023	2022
Class A Redeemable Common Stock
Numerator: Income (loss) allocable to Class A Redeemable Common Stock	$(48,240)	$88,526
Denominator: Basic and diluted weighted average shares outstanding	3,919,617	12,350,000
Basic and diluted net income (loss) per share, Class A Redeemable Common Stock	$(0.01)	$0.01

Class A and Class B Non-Redeemable Common Stock
Numerator: Income (loss) allocable to Class A and Class B Non-Redeemable Common Stock	$(39,519)	$23,017
Denominator: Basic and diluted weighted average shares outstanding	3,211,000	3,211,000
Basic and diluted net income (loss) per share, Class A and Class B Non-Redeemable Common Stock	$(0.01)	$0.01

	For the Nine months ended	For the Nine months ended
	September 30,	September 30,
	2023	2022
Class A Redeemable Common Stock
Numerator: Income (loss) allocable to Class A Redeemable Common Stock	$429,233	$(16,271)
Denominator: Basic and diluted weighted average shares outstanding	9,014,903	9,002,381
Basic and diluted net income (loss) per share, Class A Redeemable Common Stock	$0.05	$(0.00)

Class A and Class B Non-Redeemable Common Stock
Numerator: Income (loss) allocable to Class A and Class B Non-Redeemable Common Stock	$152,888	$(5,578)
Denominator: Basic and diluted weighted average shares outstanding	3,211,000	3,086,040
Diluted net income (loss) per share, Class A and Class B Non-Redeemable Common Stock	$0.05	$(0.00)

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

Convertible Notes

The Company accounts for convertible notes as either equity-classified or liability-classified instruments based on an assessment of the convertible notes’ specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the conversion feature is freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the convertible notes meet all of the requirements for equity classification under ASC 815, including whether the conversion feature are indexed to the Company’s own common shares. The Company has concluded that the convertible notes qualify for equity treatment.

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

As of September 30, 2023 and December 31, 2022, there was $1,297,500, and $125,341 outstanding under the Promissory Note.

Advances from Target

On June 15, 2023, Honeycomb Battery Company advanced to the Company $62,500. On July 14, 2023, Honeycomb Battery Company advanced an additional $62,500. On August 15, 2023, Honeycomb Battery Company advanced an additional $62,500. As of September 30, 2023 and December 31, 2022, there was $187,500 and $0 advances outstanding.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the three months ended September 30, 2023 and 2022, there were no expenses paid by related parties. During the nine months ended September 30, 2023 and 2022, the related parties paid $75,000 and $2,841 of expenses on behalf of the Company, respectively. As of September 30, 2023 and December 31, 2022, there was $75,000 and $0 outstanding balances due to related parties, respectively.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2023 and 2022, the Company recorded $30,000 and $30,000 of expenses related to the agreement, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded $90,000 and $65,000 of expenses related to the agreement, respectively. As of September 30, 2023 and December 31, 2022, there were $51,626 and $5,000 outstanding balances related to these fees, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

Promissory note

On September 29, 2023, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to Embark Holdings, LLC in the aggregate principal amount of $565,000. The maturity date of the Note shall be upon the closing of a Repayment/Conversion Trigger Event, as such term is defined below, and (ii) the holder of the Note, in its sole discretion, may convert any or all of the unpaid principal under the Note into the shares of the Company’s Class A common stock, at a price of $10.00 per share, upon consummation of the Company’s initial business combination. “Repayment/Conversion Trigger Event” means:

(i)	the closing of a merger, consolidation or other business combination pursuant to which the Company acquires an entity for its initial business combination; or

(ii)	the liquidation of the Company on or before the expiration of the time permitted for the Company to consummate a business combination under the Company’s charter, or such later liquidation date as may be approved by the Company’s stockholders, that occurs while the Note is outstanding or any time thereafter prior to the repayment of the Note.

In addition, upon the closing of the Company’s initial business combination, the Company shall issue 565,000 shares of Class A common stock to the holder of the Note for no consideration in proportion to the amount drawn down by the Company under the Note.

As of September 30, 2023 and December 31, 2022, there was $565,000 and $0 outstanding under the Promissory Note.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 123,500 shares of Class A common stock issued and outstanding, respectively. In addition, there were 3,919,617 and 12,350,000 shares of Class A common stock in temporary equity on the balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 3,087,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the year ended December 31, 2022 when the remaining over-allotment option expired.

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

Warrants — As of September 30, 2023, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description:	Level	2023	2022
Assets:
Investments held in Trust Account	1	$42,494,483	$127,782,882

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

Notice of delisting

On October 9, 2023, the Company, received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Notice states that the Company has 45 calendar days, or until November 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

The Company is monitoring the number of holders of its shares of Class A common stock and will consider options available to it to potentially achieve compliance.

Note

On October 12, 2023, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to BKL Global Solutions, LLC in the aggregate principal amount of $250,000. The maturity date of the Note shall be upon the closing of a Repayment/Conversion Trigger Event, as such term is defined below, and (ii) the holder of the Note, in its sole discretion, may convert any or all of the unpaid principal under the Note into the shares of the Company’s Class A common stock, at a price of $10.00 per share, upon consummation of the Company’s initial business combination. “Repayment/Conversion Trigger Event” means:

(i)	the closing of a merger, consolidation or other business combination pursuant to which the Company acquires an entity for its initial business combination; or

(ii)

the liquidation of the Company on or before the expiration of the time permitted for the Company to consummate a business combination under the Company’s charter, or such later liquidation date as may be approved by the Company’s stockholders, that occurs while the Note is outstanding or any time thereafter prior to the repayment of the Note.

In addition, upon the closing of the Company’s initial business combination, the Company shall issue 250,000 shares of Class A common stock to the holder of the Note for no consideration in proportion to the amount drawn down by the Company under the Note.

Trust deposit

On October 13, 2023, the Company deposited $125,000 into the trust account to extend the business combination period to November 15, 2023 in accordance with the First Charter Amendment.

Proxy

On November 8, 2023 the Company issued a proxy statement for the special meeting of shareholder to be held on November 24, 2023. Among other matters, shareholders are being asked to vote on the merger with Honeycomb Battery Company.

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

Our business activities from inception to September 30, 2023 consisted primarily of our preparation for our Public Offering that was completed on March 15, 2022 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

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

The Business Combination will require the approval of our shareholders and the shareholders of Honeycomb and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The Transactions is expected to close in the fourth quarter of 2023.

At September 30, 2023, we had cash of $1,553 and working capital deficit of $4,139,640. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2023, we had a net loss of $87,759 which consisted of operating expenses totaling $522,289 and income tax provision of $113,153, partially offset by interest income earned in the amount of $545,833 on cash and funds held in the Trust Account and interest income of $1,850 earned on cash held the operating bank account.

For the three months ended September 30, 2022, we had net income of $111,543 which consisted of interest income earned in the amount of $568,559 on cash and funds held in the Trust Account and interest income of $1,813 earned on cash held the operating bank account and operating expenses totaling $349,608. In addition, the Company recorded an income tax provision of $109,221.

For the nine months ended September 30, 2023, we had net income of $582,121 which consisted of interest income earned in the amount of $3,351,292 on cash and funds held in the Trust Account and interest income of $7,932 earned on cash held the operating bank account, partially offset by operating expenses totaling $2,095,221. In addition, the Company recorded an income tax provision of $681,882.

For the nine months ended September 30, 2022, we had a net loss of $21,849 which consisted of interest income earned in the amount of $747,311 on cash and funds held in the Trust Account and interest income of $2,025 earned on cash held the operating bank account, a gain on the over-allotment liability of $19,432 and operating expenses totaling $664,555. In addition, the Company recorded an income tax provision of $126,062.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $125,970,000 was placed in the Trust Account and as of September 30, 2023, we had $1,553 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $6,951,081 consisting of $1,235,000 of underwriting fees, $4,322,500 of deferred underwriting fees payable and $597,334 of other offering costs. In addition, the Company recorded the fair value of $776,815 for representative shares issued upon close of the Public Offering as well as the fair value of the remaining over-allotment option of $19,432 as offering costs.

For the nine months ended September 30, 2023, cash used in operating activities was $2,144,959, which consisted of net income of $582,121, interest earned on marketable securities held in the Trust Account of $3,351,292, and changes in operating assets and liabilities provided $624,212 of cash from operating activities.

For the nine months ended September 30, 2023, cash provided by investing activities was $88,639,691, primarily related to inflow of funds from the Trust account related to redemptions.

For the nine months ended September 30, 2023, cash used by financing activities was $87,038,834, primarily related to redemptions, partially offset by proceeds from notes.

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

As of September 30, 2023, we had investments held in the Trust Account of $42,494,483 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

At September 30, 2023, the Company had cash outside of trust of $1,553 and working capital deficit of $4,139,640. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as liquidation risk through a windup of the business if the Company is unsuccessful in consummating an initial business combination by November 15, 2023 (or December 15, 2023 if the Company deposits an additional $125,000 into the trust account, in accordance with the Company's charter), raises substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of this filing. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

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

On July 27, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering (the “Original Maturity Date”). On May 20, 2022, the Company and the Sponsor amended and restated the Promissory Note (the “Amended Note”) (i) to extend the Original Maturity Date to a new maturity date which shall be upon the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and (ii) to permit the holder of the Amended Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. On May 17, 2023, the Sponsor issued an unsecured promissory note to the Company (the “Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of the closing of the Company’s initial business combination or the Company’s liquidation, and to permits the holder of the Note, in its sole discretion, to convert any or all of the unpaid principal under the Amended Note into warrants, at a price of $1.00 per warrant, upon consummation of the Company’s initial business combination. As of September 30, 2023 and December 31, 2022, there was $1,297,500 and $125,341 outstanding under the Promissory Note.

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

Contractual Obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented. On March 10, 2022, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 founder shares outstanding (up to 412,500 shares of which are subject to forfeiture. All share amounts have been retroactively adjusted to reflect this share split. The weighted average shares excludes an aggregate of up to 75,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As of September 30, 2023, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nubia Brand International Corp.

Date: November 15, 2023	By:	/s/ Jaymes Winters
Jaymes Winters
Chief Executive Officer

Nubia Brand International Corp.

Date: November 15, 2023	By:	/s/ Vlad Prantsevich
Vlad Prantsevich
Chief Financial Officer