Form 10-K
period 2023-12-31
Solidion Technology Inc.
filed 2024-04-12
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-41323

SOLIDION TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1993879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Noel Rd, Suite 1100 Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 918-5120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STI	The Nasdaq Stock Market LLC

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $41,430,352.

As of April 11, 2024, there were 86,900,398 shares of common stock of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.

EXPLANATORY NOTE

On February 2, 2024 (the “Closing Date”), Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, the “Combined Company” or “Solidion Technology, Inc.”), consummated the previously announced business combination (the “Closing”) pursuant to a Merger Agreement (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

Unless the context otherwise requires, the “registrant” and the “Company” refer to Nubia prior to the Closing and to the Combined Company and its subsidiaries following the Closing and “HBC” and “Honeycomb” refers to Honeycomb Battery Company and its subsidiaries prior to the Closing and the business of the Combined Company and its subsidiaries following the Closing. Unless otherwise defined herein, capitalized terms used in this Current Report on Form 8-K have the same meaning as set forth in the definitive proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2023 by Nubia.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company's Public Warrants to purchase Common Stock at an exercise price of $11.50 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and pending listing on The OTC Markets under the symbol “STIW”. The audited financial statements included herein are those of Nubia prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, Nubia neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Nubia’s business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SOLIDION TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	our financial and business performance, including financial and business metrics;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to develop a high-volume manufacturing line and otherwise scale in a cost-effective manner;

●	our ability to add manufacturing capacity and the costs and timing to add such capacity;

●	the expected addressable market for our products;

●	developments relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to execute our business model, including scaling production and increasing the addressable market for our products and services;

●	our ability to raise capital;

●	the outcome of any legal proceedings that may be instituted against us;

●	the ability to maintain the listing of our securities on the Nasdaq;

●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;

●	changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties described in this Annual Report on Form 10-K, including risk factors discussed in Part I, Item 1A under the Heading, “Risk Factors”.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “Solidion” “we,” “us,” and “our” refer to Solidion Technology, Inc.

Corporate History and Background

We were originally incorporated in Delaware on June 14, 2021 under the name “Nubia Brand International Corp.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On March 14, 2022 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On February 2, 2024, we consummated the previously announced business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing and we became the owner, directly or indirectly, of all of the equity interests of Honeycomb Battery Company and its subsidiaries. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by HBC, this business section primarily includes information regarding HBC’s business.

Overview

Solidion Technology, Inc, previously known as “Honeycomb Battery Company”, formerly the energy solutions division of Global Graphene Group, Inc. (“G3”), is a Dallas, TX, USA-based advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. The cofounder of Solidion, Dr. Bor Z Jang, filed a U.S. patent application on graphene in 2002. The research and development team led by cofounder Dr. Aruna Zhamu and Dr. Jang invented graphene-enhanced batteries and built the world’s first manufacturing facility for graphene-enabled silicon anode materials for lithium-ion batteries.

Solidion is recognized as a global leader in intellectual property (“IP”) in both the high-capacity anode and the high-energy solid-state battery, as recognized by KnowMade, a French company that specializes in research and analysis of scientific and patent information. Solidion is uniquely positioned to offer advanced anode materials (delivering a specific capacity from 300 to 3,500+ milliampere-hours per gram mass (“mAh/g”)) as well as silicon-rich all-solid-state lithium-ion cells, anodeless lithium metal cells, and lithium-sulfur cells, each featuring an advanced polymer or hybrid solid electrolyte that is most process-friendly. Subject to the Supply and License Agreement between G3 and Solidion, which limits the manufacture of graphene and graphite products for use in our battery-related products and prohibits resale to third parties, we believe we are well positioned to supply graphite-based anode materials from sustainable sources.

Our all-solid-state battery platform technology is capable of transforming the entire electric vehicle (“EV”) battery space into a solid-state battery industry. We provide solid-state cells that can be manufactured at scale using current lithium-ion cell production facilities, requiring no new design, no new infrastructure, and no new supply chain. Our batteries are capable of delivering significantly extended EV range, improved battery safety, lower cost per kilowatt hour, fastest time-to-market, and enable next-gen cathodes with the potential to replace expensive nickel and cobalt with sulfur (S) and other more abundant elements.

We hold a total of over 520 patents (355 in the United States and 165+ foreign patents) for next-gen batteries. KnowMade has acknowledged us as one of the two U.S.-based leaders in solid-state electrolytes, as well as ranked us as the top company in the United States and top battery startup in the world in silicon anode technology. Additionally, Lexis/Nexis has recognized us as a Global Top 100 Innovator.

Industry Background

Vehicle electrification provides once-in-a-century market opportunity, with an over $300 billion EV battery market by 2030. Transportation electrification has triggered a new run of battery sourcing competition, with potentially up to approximately 5,300 GWh lithium battery demand by 2030, a 500%+ increase from 2020, and a predicted supply shortfall of approximately 3,700 GWh (Fig. 1). In addition, battery-grade graphite demand is expected to grow by a factor of 10x from 2019 to 2030. Graphite anode in batteries is expected to grow from 170,000 MT in 2018 to 2.23 million MT in 2028.

Fig. 1 Global lithium-ion battery demand forecast

The battery technologies developed by Solidion are aimed at addressing today’s EV battery challenges: the need for increased energy density, fire safety, fast charging and lower cost.

Today’s EV batteries are largely based on the lithium-ion cells wherein each cell is typically composed of an anode (negative electrode), a cathode (positive electrode), a separator that electrically isolates the two electrodes, and a liquid electrolyte that permeates into both electrodes and provides a medium through which lithium ions can whim back and forth between the anode and the cathode. These essential components are encased in a protective housing, allowing two terminals to protrude out of the housing for connecting to an external circuit.

The incumbent anode material is graphite that stores lithium ions to a theoretical specific capacity of 372 mAh/g (practically 340-360 mAh/g). A lithium-ion cell, having a graphite anode and a lithium nickel cobalt manganese oxide cathode (NCM, 175-200 mAh/g), provides a specific energy of typically 220-250 watt-hours per kilogram (“Wh/kg”). By replacing graphite with silicon (Si), having a theoretical specific capacity of 3,580-4,000 mAh/g, one can obtain a cell having an energy density of 350-400 Wh/kg.

Large shortfall in global graphite anode material supply. Anticipated shortfalls, relying on data from Benchmark Mineral Intelligence and estimations from peers, in graphite anode material supply are approximately 400kt and 300kt in 2025 and 2030, respectively, within North America. Mining of natural graphite and production of artificial graphite from petroleum or coal sources are generally viewed as not environmentally benign, and sustainable sources of graphite are preferable. Market forecasters predict graphite demand from battery makers will grow by 23% – 27% each year through 2028 and that planned capacity and projects in development will not be able to meet forecasted demand as soon as 2025. New markets for EV and flame-retardant building materials (“FRBM”) are driving the demand forecast above existing and new sources of supply of graphite.

None of the top 10 graphite suppliers is located in North America. All of the top 10 global graphite anode material suppliers are based in Asia. Significant graphite manufacturing capacity is needed in North America to fill the gap between North American supply and demand. We are well positioned to be a leading supplier of various anode materials in North America and other regions. Solidion management team has worked in the field of carbon and graphite materials for over 30 years, and the first to convert graphite to graphene. The team began to work on the development of advanced graphite-, silicon oxide-, and silicon-based anode active materials for lithium-ion cells, and protected lithium metal-based anodes in 2007 and it believes it has established the best IP portfolio in this space. The Supply and License Agreement allows Solidion to manufacture graphene and graphite products for use in our battery-related products and prohibits resale of the manufactured graphene and graphite products other than after modification to create electrode materials.

Current solid-state lithium metal batteries are incompatible with current lithium-ion cell production equipment. This is the major barrier to widespread adoption. Oxide-based sintered ceramic separators are brittle, expensive, and difficult to fabricate. Several technical issues, such as high interfacial impedance, high stack-holding pressure, and low active material proportion, remain to be resolved.

Graphite may be replaced with lithium metal (Li) in the anode to obtain a lithium metal battery, which is commonly believed to be capable of delivering an energy density in the range of 400-500 Wh/kg, depending upon the cathode material used. However, such a potential benefit does not come without challenges. During the charge-discharge cycles of a lithium metal cell, a needle-like feature called “lithium dendrites” may form on the lithium metal in the anode. The dendrite can penetrate through a separator and reach the cathode side to cause internal shorting, which poses fire and explosion hazards. In addition, repeated reactions between lithium and liquid electrolyte continue to consume both the active lithium ions and the liquid electrolyte, leading to rapid capacity decay. These issues have thus far impeded the practical utilization of lithium metal batteries to replace the conventional lithium-ion batteries for EV application. Solidion has been developing lithium metal protection strategies aiming to address these technical issues.

The safety of lithium-ion or lithium metal batteries hinges upon the availability of a non-flammable electrolyte. The liquid electrolytes commonly utilized in current lithium-ion batteries contain a lithium salt dissolved in an organic solvent, which contains volatile molecules that can catch fire. In contrast, various types of solid-state electrolytes, comprising less or no volatile chemical species, are being developed for both lithium-ion and lithium-metal battery types. Further, solid-state electrolytes, when used as a separator, could significantly reduce or eliminate the lithium dendrite issues.

However, solid-state electrolytes bring along other types of challenges to a battery designer, including a higher internal impedance (hence, lower power), lower anode or cathode active material proportion (hence, lower-than-expected energy density), and a higher manufacturing cost. The latter challenge is largely a result of the need to develop a new process and new equipment for producing the solid-state separator and for assembling the required components into a battery cell.

Solidion has been developing two types of quasi-solid or hybrid electrolytes, which are expected to have more practical manufacturability-at-scale — “solvent-in-salt” and “solvent-in-polymer” electrolytes. Solidion’s effort also includes development of a versatile solid-state electrolyte technology. Solidion’s electrolytes (FireShieldTM) aim to be process-friendly and compatible with current lithium-ion cell manufacturing processes. Specifically, Solidion’s developments are focused to provide a disruptive material process technology that would enable current lithium-ion cell manufacturing facilities to produce solid-state or quasi-solid electrolyte-based safe lithium batteries without the need to significantly change existing equipment and facilities. This implies that the lithium-ion battery industry can readily enjoy the benefits of solid-state, lithium metal batteries essentially immediately, not having to wait for a decade.

Solidion’s battery technology is targeting to enable significant benefits across battery capacity, life, safety, and fast charging while minimizing cost. Solidion is getting ready to commercialize the graphene-protected lithium metal anode technology, which is essential to the accelerated emergence of a lithium metal battery industry. The process-friendly electrolytes are also ready to solidify Solidion’s leadership position in converting the entire lithium battery industry into a quasi-solid and solid-state status.

In the automotive industry, most of the EV makers are highly interested in silicon- and lithium metal-based anodes for improved EV driving range given the same battery weight or volume. For instance, GM is experimenting with silicon-rich and lithium metal anodes, solid state and high voltage electrolytes, and dry processing of electrodes for its next generation of Ultium batteries, due around 2025. Ford, VW and BMW are also working with battery start-ups on the development of solid-state lithium metal and Si-based anodes.

Summary of EV Battery Market Demands

As discussed above, a lithium cell supply shortfall of ~3,700 GWh by 2030 is projected. Also forecasted is a worldwide graphite supply shortage of 1.4 million tons/year by 2028. Mining of natural graphite and production of artificial graphite from petroleum or coal sources are generally viewed as not environmentally benign. The market demands Sustainable sources of graphite. The EV industry is aware of the potential shortage of critical elements such as cobalt (Co) and nickel (Ni) that are commonly used in the cathode of a lithium-ion cell; alternative cathode materials are key to a sustaining EV battery industry. The EV market is highly interested in next-gen batteries that exhibit the following features:

●	Significantly extended driving range on one battery charge, which would alleviate range anxiety;

●	Readily available solid-state performance;

●	Safer battery system without fire or explosion hazards;

●	Fast chargeability, with a goal of achieving a charge to 80% in 15 minutes; and

●	Lower battery cost, with a goal of less than $100 per kilowatt-hour.

EV batteries are required to meet stringent criteria, including higher energy density to enable extended driving range, utilization of safer quasi-solid or solid-state electrolytes to enhance safety, enhanced designs at various levels including material, cell, and module/pack, to facilitate fast charging, and reduced costs per kilowatt-hour (kWh) for both anode and cathode materials to lower overall battery costs. Over the course of 15 years, Solidion has focused its battery research and development endeavors precisely on tackling these challenges head-on.

Our Technologies and Products

Anode active materials

Our products include graphite-based anode materials. What makes us be different from other manufacturers would be that we will have the flexibility to use raw materials from sustainable sources. In order to reach the ambitious goal of net zero greenhouse gas emission by 2050, thorough examination of the entire supply chain line can show insufficiencies. With the increasing trend of EVs on the road, proliferation of renewable energy – battery systems, the scrutiny of battery material production impacts on the environment becomes increasingly relevant. Graphite is currently indispensable as a battery anode material, dominating the vast majority of the rechargeable battery market due to its long-term cycle life and low cost of production. Synthetic graphite is currently produced almost exclusively from petroleum coke and pitch. Solidion proposes to manufacture battery-grade anode materials by introducing renewable and carbon negative biochar produced from waste biomass as alternative feedstock. By collecting dead trees, trimming, and other waste biomass, the process of creating biochar sequesters the elemental carbon and prevents the release of carbon as green-house gas through natural decomposition or wildfires. Hence the process of converting waste biomass to biochar has been shown to be carbon neutral or even negative depending on the end use of the biochar. Given that biochar when mixed into soil, can remain sequestered for scale of thousand years, it will likely remain as sequestered carbon in a sealed cell until recycled and reused, hence prolonging its sequestered state. Solidion has developed a process technology that is expected to allow cost-effective production of anode-grade graphite from this unique sustainable source. Subject to the Supply and License Agreement we entered into with G3, Solidion is allowed to manufacture graphene and graphite products for use in our battery-related products and prohibits resale of the manufactured graphene and graphite products other than after modification to create electrode materials.

Solidion has also developed a cost-effective graphene/silicon or graphene/SiOx composite anode material that enables a significantly higher energy density (for example, an expected 20-30% increase in the EV driving range) likely at a reduction in the cell cost in terms of U.S. dollars per kilowatt hour (“kWh”). Graphene has proven to be effective in resolving the battery capacity decay problem caused by repeated volume expansion/shrinkage of silicon. Solidion provides silicon-rich or SiOx-rich high-capacity anode materials that exhibit outstanding performance-to-cost ratio and aims to significantly extend the EV driving range on one battery charge. Additionally, Tesla suggested on its 2020 “Battery Day” that the best silicon anode should have low-cost silicon particles with a simple design to reduce material cost, instead of highly engineered structures such as the Chemical Vapor Deposition process (“CVD”) used by our competitors. It should also have elastic, ion-conducting polymer coating that protects these silicon particles, as well as highly elastic binder and some electrode design used in the anode to maintain structural integrity of the electrode. We also have patents that cover these desired features of silicon anode materials.

Safer Batteries

We plan to produce batteries that bridge the performance and time-to-market gaps. A drop-in solution is expected to be compatible with today’s manufacturing process and equipment. There are two paths we expect to narrow the gap between today’s battery technology and future solid-state performance: silicon-rich solid-state lithium-ion cells and solid-state lithium metal batteries, which we expect to be ready for commercialization in two to three years. Higher energy density and solid-state electrolytes are the key to the next generation of EV batteries. EV batteries must deliver a higher energy density for extended driving range, contain only safe quasi-solid or solid-state electrolytes for safety, improved designs at the material-, cell-, and module/pack-levels for fast charging, and lower anode and/or cathode costs per kilowatt-hour for lower battery costs. Our team’s 15 years of battery research and development efforts have been precisely directed at addressing these issues. Briefly speaking, we plan to produce the following batteries:

●	Generation 1: Solid-state lithium-ion cells featuring a silicon-rich anode and a quasi-solid or polymer-inorganic composite electrolyte (intended to be launched in 2026).

●	Generation 2: Solid-state lithium metal cells featuring a thin lithium metal anode or an initially lithium metal-free anode (“anode-less”) and a polymer-inorganic composite electrolyte (expected 2026); and

●	Generation 3: Solid-state lithium-sulfur cells featuring a lithium metal anode, a sulfur or conversion-type cathode, and an in situ curable polymer-inorganic composite electrolyte (expected 2027).

In summary, Solidion has superior technologies that can be commercialized quickly to solve the EV industry’s most critical issues:

●	Cost: We believe that Solidion technology can significantly lower cost/KWh of today’s batteries, accelerating adoption and enabling sustainable EVs to quickly replace internal combustion engines. We also believe that our battery costs can be lower than those of future solid-state battery-producing competitors.

●	Time-to-market: Solidion’s solid-state electrolytes are process-friendly, enabling the “future” solid-state batteries to be produced “now” using existing/current lithium-ion battery production equipment. EV OEMs can utilize existing factories to qualify solid-state batteries in two to three years, rather than waiting for four to seven years. This is in stark contrast to other solid-state lithium metal battery companies that will hopefully begin mass production of all solid-state batteries in 2025-30. The implementation of the conventional solid state battery technology requires large factory infrastructure rebuilds and will take years to develop. Solidion will use existing factories, saving time to market, cost and supporting supply chain demand faster.

●	Driving range: The solid-state lithium batteries and lithium-sulfur batteries potentially can provide up to a 100% increase in range for the same size battery, eliminating range anxiety.

●	Safety: Our fire/flame-resistant quasi-solid and solid-state electrolytes make all types of rechargeable lithium battery safer.

●	Battery charging time: Reducing the recharge time to less than 15 minutes can help drive EV adoption and reduce charging infrastructure challenges.

●	Total solutions: Low costs and high performance of our batteries will make it economically viable for commercializing battery modules/packs for emergency power applications. These power systems will be capable of connecting to grids and solar/wind-based power sources and will be available for vehicle-to-home (V2H) charging.

Apart from the EV sector, Solidion is strategically exploring entry into diverse markets such as hand-held devices, energy storage systems (ESS), power tools, and e-bikes. We expect our batteries to be poised to capture substantial market shares owing to their distinct advantages, including cost-effectiveness, superior charging/discharging performance, safety features, extended cycle-life, and exceptional durability. These attributes are expected to position us for significant growth and success across multiple sectors.

Summary of Solidion’s products and stages of development.

●	Anode active materials:

●	Graphite-based anode materials (with flexibility to choose raw materials including sustainable sources) are in the final stage of product development.

●	Graphene-enhanced silicon oxide ((SiOx) anode materials) are in the final stage of product development.

●	Si-rich anode materials: Small-scale manufacturing is in progress (currently 15 metric tons per annum (“MTA”). We are planning expansion to >150 MTA by 2026.

Fig. 2 SEM images of Solidion’s Si-rich anode materials.

Our Competitive Strengths

In the automotive industry, the price of a vehicle ultimately dictates the final decision of a potential customer, and the emerging EV industry is no exception. The U.S. DOE and the EV industry experts have all agreed that EVs will become competitive against the internal combustion engine (ICE) vehicles when the battery cost reaches a threshold of $100/KWh given comparable performance/safety characteristics.

Si-rich anode materials: The production of Solidion’s Si-rich anode materials begins with a significantly lower starting material and follows a highly scalable, low-cost process (Fig. 2). This is in stark contrast to competitors’ use of an expensive, toxic, and explosive gaseous silane and the high-cost CVD process. According to Tesla’s analysis on its Battery Day in 2020, the CVD Si anode price is estimated to be > $100/KWh, while Solidion’s product is expected to be lower than $6/kWh, which is approximately the price of currently used graphite anode materials. Solidion is believed to be capable of cost-effectively producing the high Si content anode materials (graphene/elastomer encapsulated Si particles, first-cycle efficiency up to 94% and specific capacity of 2,000-3,200 mAh/g) that would meet the requirements of increased energy density and lower cost for next-gen EV batteries.

Process-friendly quasi-solid and solid-state electrolytes: Solidion has been developing a truly disruptive solid-state platform technology that can help solidify the battery safety of the EV industry. Our key electrolyte technologies may be summarized as follows: (a) we invented elastomeric solid electrolytes; (b) we have highly significant IP in in-situ curing or in-situ solidification of polymer electrolytes; (c) we invented quasi-solid electrolytes; (d) we developed thermally stable and flame-retardant polymer and polymer/inorganic hybrid electrolytes; (e) our electrolytes are compatible with current Li-ion infrastructure and processes; and (f) We have versatile and easy-to-process solid-state electrolytes for safe lithium-ion and lithium-metal batteries. As summarized in Fig. 3 below, we have earliest IP in quasi-solid electrolytes (solvent-in-salt and solvent-in-polymer), and strong IP position in solid polymer electrolytes (in situ polymerization and solid elastomeric electrolytes), and polymer composite electrolytes (elastic, flame-retardant and high-temperature polymer electrolytes).

Fig.3 Types of electrolytes for Li-ion and Li metal batteries.

Lithium metal cells: Lithium metal anode protection is key to the commercialization of all-solid-state or liquid-state lithium metal batteries (any battery that makes use lithium metal as the anode active material; hence, higher energy density). We believe that Solidion has the most significant IP in the area of lithium metal anode protection (50+ U.S. patents and many foreign patents). Our graphene- and/or polymer-enabled lithium metal protection technologies aim to overcome technical barriers (for example, lithium dendrites, large interfacial impedance, etc.) that have thus far impeded commercialization of solid-state lithium metal batteries. We believe that our graphene/polymer-based Li metal protection layers are key enabling technologies for all types of solid-state lithium metal batteries. For instance, Solidion’s anode-protecting layers and elastomeric solid electrolytes accelerate commercialization of ultra-thin lithium (Li-light) anode or anodeless batteries, both featuring reduced cell weight and volume and thus higher energy densities.

Lithium-sulfur and lithium-selenium cells: Solidion researchers are pioneers in the field of graphene-enabled Li-S and Li-Se batteries, having 50+ U.S. patents and numerous foreign patents in this subject. In particular, Solidion has developed nanostructured graphene-sulfur cathode that has (a) exceptionally high sulfur content and utilization efficiency; (b) high specific capacity (up to 1,000 mAh/g); (c) high specific energy (theoretically capable of up to 500 Wh/kg; over 2x that of traditional lithium-ion cells); and (d) minimal shuttle effect, enabling good cycle-life.

Beyond Lithium Chemistries: Solidion has also developed impressive technologies in other types of batteries. Solidion is a pioneer in the field of aluminum-ion cells, having quite likely the most significant IP in this topic. Solidion also has good IP in the sodium-ion cells.

In summary, Solidion is the inventor of many key enabling battery technologies, including (as examples) graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid electrolytes, elastomeric solid-state electrolytes, flame-retardant polymer composite electrolytes, graphene-enabled bipolar electrodes and batteries, etc. This massive IP portfolio provides EV and energy storage systems (ESS) industries with several disruptive battery technologies, for example, (a) Si-rich anode having a high performance/cost ratio, (b) high-capacity sulfur cathode materials (Co-, Ni-, and Mn-free), (c) highly process-friendly solid-state electrolytes, (d) protected lithium metal anode, essential to the success of future lithium metal batteries, (e) fast chargeability, (f) aluminum-ion cells, and (g) sodium-ion cells.

We believe that Solidion’s battery products have the following features or advantages:

●	Higher energy density. Projected 20% to 80% increase in EV driving range to eliminate range anxiety.

●	Solid-state performance. With our target of facilitating the conversion of lithium-ion battery facilities into solid-state lithium battery production lines we expect Solidion solid-state batteries to become available in two to three years.

●	Safety. Quasi-solid and solid-state electrolytes provide effective solutions to battery fire and explosion issues.

●	Lower cost per kilowatt-hour. We believe our technology could provide a cost advantage as compared to our competitors. We expect our high-capacity anodes, cathodes, electrolyte technology and unique module/pack-level can result in energy density increases, lower pack system costs, safety improvements, reduced cooling provisions, eliminated or reduced electrochemical formation, and the ability to use current lithium-ion cell production equipment,

●	Faster charging. We are developing anode materials designs, innovative cell configurations, and both passive and active thermal management at both cell- and pack-levels for improved charging speeds.

Performance Improvements: We anticipate that our Generation 2 all-solid-state lithium metal cells (expected 2026) and Generation 3 all-solid-state lithium-sulfur cells (expected 2027) would deliver significant performance improvements as compared to current conventional Li-ion cells (Fig. 4). Pack volume in watt hours per liter (“Wh/L”) is expected to be 480 Wh/L for our 350 liter Generation 2 and 3 products as compared to 250 Wh/L for current 350 liter Li-ion products. Pack energy, assuming the same pack volume, is expected to be 165 kWh for our Generation 2 and 3 products as compared to 85 kWh for current Li-ion products. Range is expected to be 620 miles for our Generation 2 and 3 products as compared to 320 miles for current Li-ion products. Charge time is expected to be less than 15 minutes to increase from a 0% to 80% charge for our Generation 2 and 3 products as compared to greater than 30 minutes to increase from 5% to 80% charge for current Li-ion products. Power is expected to be 650 kW for our Generation 2 and 3 products as compared to 400 kW for current Li-ion products. Safety is expected to be much improved through the use of our fire-resistant electrolyte technology in our Generation 2 and 3 products as compared to organic electrolyte for current Li-ion products.

Fig.4 Comparison of different solid-state battery cells.

Manufacturing and Supply

Solidion plans to become a supplier of all-solid-state cells (for the EV, energy storage systems and portable electronics markets) and certain battery components/materials (for example, graphite-, Si oxide-, and Si-rich anode materials and electrolytes) to select customers or strategic partners.

We have a sustainable graphite anode material manufacturing plan. We plan to produce biomass-derived graphite anode materials, subject to the Supply and License Agreement, which allows Solidion to manufacture graphene and graphite products for use in our battery-related products and prohibits resale of the manufactured graphene and graphite products other than after modification to create electrode materials. During Phase 1, which we expect will last three years, we intend to source proper biochar products from biochar suppliers and convert these products into graphite anode materials using a proprietary process. After 3 years, we intend to implement a significantly lower temperature process for reduced costs. Advantages of biochar as a raw material include sustainability and lower material cost compared to production of graphite from petroleum or coal sources. In addition, heat treatment equipment for graphite production is available from multiple vendors located in many counties or regions.

Our business is not raw-material-limited. As an example, 100,000 tons of graphite requires about 400,000 tons of biomass, which is just 0.015% of the total available source of 2,700 million tons available per year. 900 million tons of forest residues and wood processing residues combined are available, and an additional 1,800 million tons of biomass feedstock are available from the following species: distillers grains, orchard waste, almond shells, mixed paper, corn waste, saw dust, switch-grass, cane bagasse, wheat straw, timber, acacia wood waste, fruit bunch, cassava waste and palm kernel shell.

We expect to scale up our silicon anode material production capacity from 15 MT per year, currently in Dayton, Ohio, to greater than 150 MT per year by 2026.

We plan to begin with the toll manufacturing/joint venture (“TM/JV”) model for commercializing the solid-state battery technologies. At a later stage, we may consider building our own facilities for producing certain specialty cells (such as bipolar or high-voltage cells) responsive to market demands. We expect the TM/JV partners to acquire silicon-rich anode materials and electrolyte formulations from us as part of the TM/JV agreement. We will also supply both graphite-dominant and silicon-rich anode materials to customers that choose to use liquid electrolytes in their lithium-ion cells.

“Made in America” guidance. On March 31, 2023, the U.S. Treasury Department and the IRS released proposed guidance on the new clean vehicle provisions of the Inflation Reduction Act. To be eligible for a $7,500 credit, clean vehicles must meet sourcing requirements for both the critical minerals and battery components contained in the vehicle. Vehicles that meet one of the two requirements are eligible for a $3,750 credit. To meet the critical mineral requirement and be eligible for a $3,750 credit, an applicable percentage that increases each year of the value of the critical minerals contained in the battery must be extracted or processed in the United States or a country with which the United States has a free trade agreement, or be recycled in North America. Critical minerals in the EV battery must be extracted or processed in the U.S., countries with which the U.S. has a free trade agreement or have been recycled in North America. By the end of 2026, the applicable percentage will be 80% for the critical mineral requirement.

To meet the battery component requirement and be eligible for a $3,750 credit, the applicable percentage of the value of the battery components must be manufactured or assembled in North America — as mandated by the Inflation Reduction Act. By the end of 2026, the applicable percentage will be 80% for the battery component requirement, and by the end of 2028, 100% of battery components must be manufactured and assembled in North America by 2028 for a vehicle to be eligible for the clean vehicle tax credit.

In addition, beginning in 2024, an eligible clean vehicle may not contain any battery components that are manufactured by a foreign entity of concern and beginning in 2025 an eligible clean vehicle may not contain any critical minerals that were extracted, processed, or recycled by a foreign entity of concern.

We expect that by the end of 2027, 80% of battery materials and components made by Solidion will comply with the critical mineral and battery component requirements. We believe anode materials for Lithium-ion cells would be domestically produced from renewable and recycled feedstocks without extraction or mining, and that sulfur cathode materials will lessen the need for imported manganese, cobalt and nickel. We further believe that Solidion’s local sourcing and manufacturing ability make it an ideal candidate for government grants and loans. However, there can be no assurance that we will be able to scale up our production as anticipated in order to supply our battery technology to vehicles that may be eligible for clean vehicle tax credits.

Summary of research, design, development, manufacturing and commercialization.

	Product Refinement	Manufacturing/Commercialization
		Pre-Production (Pilot)	Production
Steps	Develop A, B and C samples to meet technical expectations.	● Design and evaluate equipment for pilot plant ● Purchase equipment ● Install equipment ● Test run ● Send samples to customers	● Plant location survey ● Engineering design ● Evaluate equipment ● Purchase equipment ● Install equipment ● Test run ● Send samples to customers

Potential Material Obstacle	With adequate resources, we do not anticipate any material technical obstacles.	The lead time of certain equipment (for example, battery cell production equipment) is excessively long (9 – 18 months). We are interacting proactively with potential suppliers in multiple regions in the hope of shortening the waiting period.

●  Same lead time issue.

● Certain production equipment (for example, SiOx production) must be custom-designed. We have started working with selected engineering design companies and equipment manufacturers to overcome this engineering issue.

Plans for production.

Synthetic graphite production — For phase 1, we expect to build a processing plant with production capacity of 10,000 MT by 2026, with a projected capital expenditure of $100-200 million and resulting in revenue of $90 – $100 million. We would plan to expand annual capacity to 180,000 MT by 2032.

Anode products — Our Dayton, Ohio, anode materials production line has a current capacity of 15 MT per year, and we expect to scale it up to a capacity of >150 MT per year by 2026.

Battery products — We expect to launch Gen1 and Gen2 cells by 2026 and Gen3 by 2027.

Intellectual Property

Solidion has a portfolio of over 520 patents. This portfolio contains many key patents for next generation EV batteries. Solidion is the inventor of graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid electrolytes, elastomeric solid-state electrolytes, advanced polymer/inorganic hybrid electrolytes, and numerous other disruptive battery technologies. This massive intellectual portfolio provides the EV industry with what we believe to be several key enabling battery technologies, such as silicon-rich anode having the highest performance/cost ratio, the highest-capacity sulfur cathode materials (free of cobalt, nickel and manganese), the most process-friendly solid-state electrolytes, protected lithium metal anode, fast chargeability, aluminum-ion cells and sodium-ion cells. Solidion holds more than 100 key U.S. patents on graphene- or polymer-enhanced silicon-based materials. It holds more than 35 key U.S. patents on fire-resistant electrolytes for lithium batteries. It holds more than 70 U.S. patents on key technologies for next-generation all-solid state or lithium metal batteries. It also holds advanced current collector patents; these technologies are capable of extending cycle life and improving operating temperatures and voltages. The year of expiration of these key U.S. patents generally ranges from as early as 2028 to as late as 2040. Most of the intellectual property to be utilized by Solidion is intellectual property that is owned by Solidion (having been transferred from G3 to Solidion via the Patent Assignment, dated as of February 8, 2023 (the “Patent Assignment”)). Solidion licenses a relatively small number of patents relating to graphene and graphite production from G3 pursuant to the Supply and License Agreement, under which there are no significant limitations. These patent rights are licensed on an irrevocable, non-exclusive, royalty-free basis.

We believe we have advanced IP in process-friendly and cost-effective polymer/inorganic hybrid solid electrolytes that are fire/flame-resistant, which effectively overcomes the fire/explosion issues commonly associated with liquid electrolytes. KnowMade has analyzed more than 14,400 patent filings related to “solid-state Li-ion batteries with inorganic solid electrolytes.” Solidion battery IP is one of only two U.S. companies recognized in its list of the top 31 companies (Fig. 5).

Fig. 5 Solidion is recognized as a leader in solid-state battery technologies.

Another KnowMade report (Fig. 6) has identified Solidion as the U.S. leader in the Si anode technology. In the USA, Solidion is No. 1 (having 131 patent families in the Si anode), followed by GM (90), Enevate (77), and Amprius (71). Further, Honeycomb/G3 is ranked No. 9 in the entire battery industry, after 8 major Li-ion battery cell producers; however, Solidion is No. 1 among all the battery start-ups in the world.

Fig. 6 Solidion is recognized as a leader in “Silicon Anode for Li-ion Batteries.”

Our high silicon-content anode provides a drop-in solution to enhancing the energy density of a lithium-ion battery. We have the earliest and most significant IP on elastic polymer-protected silicon particles, which is the most cost-effective silicon anode as identified by Tesla on its “Battery Day” in 2020. We are uniquely positioned to commercialize high silicon content-based all-solid-state batteries. We believe a partnership with Honeycomb will help solidify an EV maker’s success as the worldwide leader in safe EVs for decades to come.

We are recognized as one of the Global Top 100 Innovators (Fig. 7), a testimony to not only the quantity but also the quality of our IP. In April 2022, LexisNexis published “Innovation Momentum 2022: The Global Top 100,” a comprehensive IP report that recognized global technology companies with exceptional technological relevance for the future, market coverage, and citation index. We were one of 12 companies recognized in the report under the Chemicals and Materials industry sector, and one of only 2 such US-based companies that received the honor. Other innovators listed in this sector are prominent EV battery companies such as LG Chem, Samsung SDI, and CATL. We are the only battery start-up listed among these top 100 innovators.

Fig. 7 Third party validation of Solidion’s IP quality

The strong IP portfolio enables Solidion to become a market and technology leader in the battery space for decades to come.

Competition

We compete directly and indirectly with current battery manufacturers and with an increasing number of companies that are developing new battery technologies and chemistries to address the growing market for electrified mobility solutions. The EV battery industry is fast-growing and highly competitive. We primarily compete with other silicon anode materials start-ups, such as Sila Nanotechnologies, Amprius Technologies and Group 14, which are all highly promising battery companies.

Our competitors produce silicon anode materials via CVD, which is believed to be expensive and challenging to scale up, and require explosive gaseous raw materials. In contrast, our patented technologies are expected to allow us to produce highly scalable low-cost silicon-rich products that could be compatible with solid-state and liquid-state electrolytes and have greater energy density and lower cost per kilowatt hour. Additionally, Solidion may be perceived to compete with certain other solid-state or lithium metal battery start-ups, such as QuantumScape, Solid Power and SES. However, we view these companies as potential strategic partners, not competitors. For instance, Solidion has complementary IPs that can help each of these companies accelerate the commercialization of their lithium metal batteries (for example, by providing graphene/elastomer-protected Li metal anode technologies). Our lithium metal protection technologies are capable of addressing certain known issues associated with rigid inorganic solid electrolytes, such as large electrode/electrode interfacial impedance and the typically high stack-holding pressure.

Solidion’s solid state batteries are expected to be produced at scale and cost-effectively using current lithium-ion cell production process and equipment, thus enabling fast time-to-market compared to all-solid-state batteries. This versatile platform technology could potentially transform the lithium-ion battery industry into producers of safe, solid-state batteries for EV, ESS, consumer electronics, and other power storage applications.

The following two charts summarize the key attributes that differentiate Solidion’s products and technologies from certain of our competitors (Fig. 8 and Fig. 9):

Fig. 8 A brief summary of Solidion’s product/technology attributes vs. other key silicon anode-focused battery start-ups.

Fig. 9 A brief summary of Solidion’s product/technology attributes vs. other key lithium metal cell-focused battery start-ups.

Human Capital

We believe that our success is driven by our team of technology innovators and experienced business leaders. We seek to hire and develop employees who are dedicated to our strategic mission. As of March 2024, we employed 32 full time employees, 2 part time employees and 1 temporary employee.

We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our compensation decisions are guided by the external market, role criticality, and the contributions of each team member.

Facilities

Our corporate headquarters are located at 13355 Noel Rd., Suite 1100, Dallas, Texas, and our telephone number is (972) 918-5120.

Our Research and development and manufacturing operations are located in Dayton, Ohio, where we own a building of approximately 27,646 square feet and lease a building of approximately 7,097 square feet.

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our battery products into market.

For example, we expect to become subject to federal and state environmental laws and regulations regarding the handling and disposal of hazardous substances and solid waste, to include electronic waste and battery cells. These laws regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, we, through third parties and contractors, might in the future handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We might also become subject to the strict requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste.

Solidion expects to use existing factories to produce solid-state batteries. The Occupational Safety and Health Act (“OSHA”), and comparable laws in other jurisdictions, regulate the protection of the health and safety of workers in such factories. In addition, the OSHA hazard communication standard requires that information be maintained about any hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

The use, storage and disposal of battery packs is regulated under federal law. We expect any batteries we produce will be required to conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries, and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped, such as by ocean vessel, rail, truck or air.

We expect that the EVs that would use our battery technology would be subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). EV manufacturers must self-certify that the vehicles meet or are exempt from all applicable FMVSSs before a vehicle can be imported into or sold in the U.S. There are numerous FMVSSs that we expect would apply to vehicles that would use our battery technology. Examples of these requirements include:

●	Electric Vehicle Safety — limitations on electrolyte spillage, battery retention and avoidance of electric shock following specified crash tests;

●	Crash Tests for High-Voltage System Integrity — preventing electric shock from high voltage systems and fires that result from fuel spillage during and after motor vehicle crashes.

These standards and regulations cover various aspects of battery safety, including electrical safety, mechanical safety, thermal safety, and environmental safety. They are developed by organizations such as the Society of Automotive Engineers (also known as SAE), Underwriters Laboratories (“UL”), and regulatory bodies such as NHTSA to ensure that batteries used in EVs meet specific safety requirements before being installed in a vehicle. There are significant similarities among these standards; different EV makers require the battery suppliers to follow different standards. We will work with UL and select EV makers to determine the required tests and to obtain the necessary safety certifications.

The United States Advanced Battery Consortium (also known as USABC) provides the Battery Abuse Testing Manual for Electric and Hybrid Vehicle Applications, which defines abuse tests for rechargeable energy storage systems (“RESSs”) used in electric vehicle applications. These tests evaluate the response of RESS technologies to conditions or events that are outside of normal use. The manual recommends tests such as controlled crush, penetration, thermal ramp, overcharge, and external short circuit tests across the cell, module, and pack levels (except for thermal ramp testing at the pack level due to practical limitations). We plan to conduct internal safety tests at the cell levels, including nail penetration, overcharging, and over-discharging at elevated temperatures, during the final research and development and prototyping stages. For the remaining safety tests at the cell level, we will rely on third parties, such as UL, for safety certification purposes. We will also collaborate with EV manufacturers to perform safety tests at the module and pack levels.

The timeline for conducting safety tests on batteries for EVs will vary depending on factors such as the battery type, required testing standards, and the availability of testing facilities. Typically, it takes several weeks to months to complete all the necessary safety tests at each level. Additionally, if any issues or failures are identified during the testing process, additional time may be required to address these issues and retest the battery.

For more information, see “Risk Factors — Risks Related to Legal and Regulatory Compliance” discussing regulations and regulatory risks related to product liability, tax, employment, export controls, trade, data collection, privacy, environmental, health and safety, anti-corruption and anti-bribery compliance.”

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.

Risks Related to Solidion’s Business and Operations

Risks Related to Development and Commercialization

If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.

Our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for certain applications and that may contain defects and errors, particularly when first introduced to such applications. Although our batteries undergo quality control testing prior to release for shipment, there can be no assurance that we will be able to detect and fix all defects prior to shipment, and nonconformances, defects or errors could occur or be present in batteries that we release for shipment to customers. If our batteries fail to perform as expected, our customers may delay deliveries, our customer may terminate orders or we may initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, prospects and results of operations.

Our battery architecture is different from our peers’ and may behave differently in customer use applications, certain applications of which we have not yet evaluated. This could limit our ability to deliver to certain applications. In addition, our historical data on the performance and reliability of our batteries is limited, and therefore our batteries could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. Further, the structure of our battery is different from traditional lithium-ion batteries and therefore our batteries could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ product as well as the loss of life or property, resulting in severe financial penalties for us, including the loss of revenue, cancelation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, consistent with industry norms, we would anticipate that when we enter into agreements to supply our battery products to end product manufacturers, that the terms of these agreements may require us to bear certain costs relating to recalls and replacements of end products when such recalls and replacements are due to defects of our battery products that are incorporated in such end products.

OEMs may elect to pursue other battery cell technologies, which likely would impair our revenue generating ability.

OEMs are motivated to develop and commercialize improved battery cell technologies. To that end, OEMs partners have invested, and are likely to continue to invest in the future, in their own development efforts and, in certain cases, in joint development agreements with our current and future competitors. If other technology is developed more rapidly than our high-capacity anode and high-energy solid-state battery technology, or if such competing technologies are determined to be more efficient or effective than our high-capacity anode and high-energy solid-state battery technology, our partners may elect to adopt and install a competitor’s technology or products over ours, which could materially impact our business, financial results, and prospects.

We have only conducted preliminary safety testing on our high-capacity anode and high-energy solid-state battery technology, and our technology will require additional and extensive safety testing prior to being installed in electric vehicles.

To achieve acceptance by automotive OEMs, our anticipated commercial-sized our high-capacity anode and high-energy solid-state battery technology will have to undergo extensive safety testing. We cannot assure you such tests will be successful, and we may identify different or new safety issues in our development or the commercial cells that have not been present in our prototype cells. If we have to make design changes to address any safety issues, we may have to delay or suspend commercialization, which could materially damage our business, prospects, financial condition, operating results and brand.

We rely on complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex equipment for our operations and the production of our high-capacity anode and high-energy solid-state battery technology. The work required to integrate this equipment into the production of our high-capacity anode and high-energy solid-state battery technology is time intensive and requires us to work closely with the equipment providers to ensure that it works properly with our proprietary technology. This integration involves a degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional cost to our high-capacity anode and high-energy solid-state battery technology.

Our current manufacturing facilities require, and we expect our future manufacturing facilities will require, large-scale machinery and equipment. Such machinery and equipment may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. In addition, because this equipment has historically not been used to build our high-capacity anode and high-energy solid-state batteries, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and associated costs of remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

Problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We may obtain licenses on technology that has not been commercialized or has been commercialized only to a limited extent, and the success of our business may be adversely affected if such technology does not perform as expected.

From time to time, we may license from third parties technologies that have not been commercialized or which have been commercialized only to a limited extent. These technologies may not perform as expected within our high-capacity anode and high-energy solid-state batteries and related products. If the cost, performance characteristics, manufacturing process or other specifications of these licensed technologies fall short of our targets, our projected sales, costs, time to market, competitive advantage, future product pricing and potential operating margins may be adversely affected.

Substantial increases in the prices for our raw materials and components, some of which are obtained from a limited number of sources where demand may exceed supply, could materially and adversely affect our business.

We rely on third-party suppliers for components and equipment necessary to develop our high-capacity anode and high-energy solid-state battery technology. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and tools we need. To the extent that we are unable to enter into commercial agreements with our current suppliers or our replacement suppliers on favorable terms, or these suppliers experience difficulties meeting our requirements, the development and commercial progression of our high-capacity anode and high-energy solid-state battery technology and related technologies may be delayed.

Separately, we may become subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements, which may include locating new suppliers if certain issues are discovered. We may not be able to find any new suppliers for certain raw materials or components required for our operations, or such suppliers may be unwilling or unable to provide us with products.

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our high-capacity anode and high-energy solid-state battery technology until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components or equipment for our high-capacity anode and high-energy solid-state battery technology or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our high-capacity anode and high-energy solid-state batteries, and, if we are unable to control these costs and achieve cost advantages in our production of our high-capacity anode and high-energy solid-state batteries at scale, our business will be adversely affected.

We require significant capital to develop our high-capacity anode and high-energy solid-state battery technology and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our technologies, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully develop and market our high-capacity anode and high-energy solid-state battery technology, but also to control our costs. If we are unable to efficiently design, appropriately price, sell and distribute our high-capacity anode and high-energy solid-state battery technology, our anticipated margins, profitability and prospects would be materially and adversely affected.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. Our success also depends on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could seriously harm our business and prospects.

In addition, we are highly dependent on the services of our senior technical and management personnel, including our executive officers, who would be difficult to replace. Further, our Executive Chairman and Chief Science Officer will continue to be employed by G3 following the closing of the business combination, and his time and attention may be diverted from Solidion’s business, which may have an impact on our business. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results. Furthermore, although we plan to obtain and maintain insurance for damage to our property and the disruption of our business, this insurance may be challenging to obtain and maintain on terms acceptable to us and may not be sufficient to cover all of our potential losses.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events, including fire and explosions.

We currently conduct our operations in two facilities in Dayton, Ohio. Our current and future development and manufacturing facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health pandemics and epidemics such as the ongoing COVID-19 pandemic, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, explosions, floods, cyber-attacks (including ransomware attacks), typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to conduct our research and development activities as and on the timeline currently contemplated.

Risks Related to Industry and Market Trends

The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery cell market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our high-capacity anode and high-energy solid-state battery technology, a promising alternative to conventional lithium-ion battery cell technology. However, lithium-ion battery cell technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, traditional lithium-ion battery cell manufacturers may continue to reduce cost and expand supply of conventional batteries and, therefore, reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins.

Many automotive OEMs are researching and investing in solid-state battery cell efforts and, in some cases, in battery cell development and production. We do not have exclusive relationships with any OEM to provide their future battery cell technologies, and it is possible that the investments made by these OEMs might result in technological advances earlier than, or superior in certain respect to, the high-capacity anode and high-energy solid-state battery technology we are developing. There are a number of companies seeking to develop alternative approaches to high-capacity anodes and solid-state battery cells. We expect competition in battery cell technology and electric vehicles to intensify due to increased demand for these vehicles and a regulatory push for electric vehicles, continuing globalization, and consolidation in the worldwide automotive industry. As new companies and larger, existing vehicle and battery cell manufacturers enter the high-capacity anode and solid-state battery cell space, we may lose any perceived or actual technological advantage we may have in the marketplace and suffer a decline in our position in the market.

Furthermore, the battery cell industry also competes with other emerging or evolving technologies, such as natural gas, advanced diesel and hydrogen-based fuel cell powered vehicles. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our products. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete, or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. If we are unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than the lithium-ion battery cell industry, our competitive position and growth prospects may be harmed. Similarly, if we fail to accurately predict and ensure that our high-capacity anode and high-energy solid-state battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our high-capacity anode and high-energy solid-state battery technology, our business will be harmed.

We must continue to commit significant resources to develop our high-capacity anode and high-energy solid-state battery technology in order to establish a competitive position, and these commitments must be made without knowing whether our investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our high-capacity anode and high-energy solid-state battery technology to market on a timely basis, or that products and technologies developed by others will not render our high-capacity anode and high-energy solid-state battery technology obsolete or noncompetitive, any of which would adversely affect our business and operating results.

We expect that automotive OEMs and top tier battery cell suppliers will be less likely to license our high-capacity anode and high-energy solid-state battery technology if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must instill and maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as:

●	our limited operating history;

●	market unfamiliarity with our products;

●	delays in or impediments to completing or achieving our research and development goals;

●	unexpected costs that automotive OEM and top tier cell partners may be required to incur to scale manufacturing, delivery and service operations to meet demand for electric vehicles containing our technologies or products;

●	competition and uncertainty regarding the future of electric vehicles;

●	the development and adoption of competing technologies that are less expensive and/or more effective than our products; and

●	our eventual production and sales performance compared with market expectations.

Our future growth and success are dependent upon consumers’ willingness to adopt electric vehicles.

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for electric vehicles in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.

We may not succeed in attracting customers during our development stage or for high volume commercial production. Customers may be wary of unproven products or not be inclined to work with less established businesses. In addition, if we are unable to attract new customers in need of high-volume commercial production of our products, our business will be harmed.

Automotive OEMs are often large enterprises. Therefore, our future success will depend on our or our partners’ ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products.

Automotive OEMs that are large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

We may not be able to accurately estimate the future supply and demand for our high-capacity anode and high-energy solid-state battery technology, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our high-capacity anode and high-energy solid-state battery technology or our ability to develop, manufacture, and deliver such products, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our high-capacity anode and high-energy solid-state battery technology to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Risks Related to Limited Operating History

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results, prospects and financial position could be materially affected. The projected financial information appearing elsewhere in these materials was prepared by management and reflects current estimates of future performance. The projected results depend on the successful implementation of management’s growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgment and may not occur, and the projections are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, and political or other changes.

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred a net loss of approximately $3.9 million for the year ended December 31, 2022, and approximately $5.3 million for the year ended December 31, 2023. We believe that we will continue to incur operating and net losses each quarter until the time significant production of our high-capacity anode and high-energy solid-state battery technology begins.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our high-capacity anode and high-energy solid-state battery technology; expand our research and development activities; invest in additional research and development and manufacturing capabilities; build up inventories of raw materials and other components; commence sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our history of recurring losses and anticipated expenditures raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have incurred operating losses to-date and it is possible we will never generate profit. Our ability to continue as a going concern depends on generating cash from operations, and the potential of obtaining additional debt or equity financing. There can be no assurance that we will be successful in these efforts. The financial statements include in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis.

If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all. There is substantial doubt as to our ability to continue as a going concern.

We may need additional capital before we commence generating revenues, and it may not be available on acceptable terms, if at all. For example, our capital budget assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein.

In addition, as discussed above, we have experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern, which has also been cited in our independent auditors’ reports. Our ability to continue as a going concern depends on generating cash from operations, and the potential of obtaining additional debt or equity financing; however, there can be no assurance we will be successful in these efforts.

More specifically, we expect our capital expenditures and working capital requirements to increase materially in the near future, as we accelerate our research and development efforts and scale up production operations with our partners. As we approach commercialization, we expect our operating expenses will increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.

As a result, we may need to access the debt and equity capital markets to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:

●	market conditions;

●	the level of success we have experienced with our research and development programs;

●	our operating performance;

●	investor sentiment; and

●	our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, references or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

We may have potential business conflicts of interest with G3 with respect to our past and ongoing relationships. We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Conflicts of interest may arise with G3 in a number of areas relating to our past and ongoing relationships, including labor, tax, employee benefit, indemnification and other matters arising from the Restructuring; intellectual property matters, including the Patent Assignment (as defined above); and employee recruiting and retention, including matters related to the dual employment arrangement of our Executive Chairman and Chief Science Officer with Solidion and G3. In addition, certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in G3. Because of their current or former positions with G3, certain of our executive officers and directors, including our Executive Chairman and Chief Science Officer, own equity interests in G3. Continuing ownership of equity interests in G3 could create, or appear to create, potential conflicts of interest if Solidion and G3 face decisions that could have implications for both Solidion and G3.

If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture or sell our high-capacity anode and high-energy solid-state battery technology successfully.

We intend to expand our operations significantly, with a view toward accelerating our research and development activities and positioning our company for potential commercialization of our technologies. In connection with these efforts, we anticipate hiring, retaining and training personnel, acquiring and installing equipment to support the commercialization process of our products, and implementing administrative infrastructure, systems and processes. That said, our management team will have considerable discretion in the application of the funds available to us following completion of the business combination. We may use these funds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the cash held at closing of the business combination in a manner that does not produce income or that loses value. If we cannot manage our growth effectively, including by controlling our expenditures for these initiatives to the greatest extent possible, our business could be harmed.

Most of our management does not have experience in operating a public company.

Most of our executive officers do not have experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our technologies and our business, revenues and prospects.

Our business and prospects depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, including many battery cell manufacturers and automotive OEMs around the world, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Risks Related to Intellectual Property

We rely heavily on owned intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how. If we are unable to protect and maintain access to these intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our owned intellectual property, which could harm our business and competitive position. We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to establish, maintain and enforce rights and competitive advantage in our proprietary technologies. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain and use our intellectual property without our consent or may decline to license necessary intellectual property rights from us on terms favorable to our business. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could require involvement of the licensor, be time-consuming and expensive, and could divert management’s attention, all of which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our proprietary technologies.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be impossible outside of the United States. Failure to adequately protect our owned intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue and reputational harm caused by inferior products offered by third parties, which would adversely affect our business, prospects, financial condition and operating results.

Our patent applications may not result in issued patents, which would result in the disclosures in those applications being available to the public. Also, our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with commercialization of our products.

Our patent portfolio includes many patent applications. Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to our products to our disadvantage. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology, any number of which could be considered prior art and prevent us from obtaining a patent. Any of our future or existing patents or pending patent applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries may be subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry; therefore, we are unable to guarantee that our technology, or its ultimate integration into electric vehicle battery packs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, license, lease or market our products or technologies, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from third parties relating to whether we are infringing their intellectual property rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling, leasing, incorporating or using products that incorporate the challenged intellectual property;

●	pay substantial damages;

●	materially alter our research and development activities and proposed production processes;

●	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or

●	redesign our battery cells at significant expense.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to continue to use the technology on reasonable terms, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not well-founded, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management’s attention.

Risks Related to Finance and Accounting

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates. Whether we will achieve these objectives when we expect depends on a number of factors, many of which are outside our control, including, but not limited to:

●	success and timing of our development activity and ability to develop our high-capacity anode and high-energy solid-state batteries that achieves our desired performance metrics and achieves the requisite automotive industry validations before our competitors;

●	unanticipated technical or manufacturing challenges or delays;

●	technological developments relating to lithium-ion, lithium-metal all-solid-state or other batteries that could adversely affect the commercial potential of our technologies;

●	the extent of consumer acceptance of electric vehicles generally, and those deploying our products, in particular;

●	competition, including from established and future competitors in the battery cell industry or from competing technologies such as hydrogen fuel cells that may be used to power electric vehicles;

●	whether we can obtain sufficient capital when required to sustain and grow our business, including through the acquisition and installation of equipment to support the commercialization process of our products and the operation and maintenance of our facilities;

●	our ability to manage our growth;

●	whether we can manage relationships with key suppliers and the availability of the raw materials we need to procure from them;

●	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and

●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our ability to achieve our objectives when planned and our business, results of operations and financial results.

Incorrect estimates or assumptions by management in connection with the preparation of our financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenue and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over or understated, which could materially and adversely affect our business, financial condition and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company prior to our merger with Nubia. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created, or will create, new Board committees and adopted, or will adopt, new internal controls and disclosure controls and procedures. In addition, we will incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

We currently, and expect to continue to, benefit from certain government subsidies and economic incentives including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. We cannot assure you that these subsidies and incentive programs will be available to us at the same or comparable levels in the future. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our high-capacity anode and high-energy solid-state battery technology in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, prospects, financial condition and operating results.

Risks Related to Legal and Regulatory Compliance

We are subject to regulations regarding the storage and handling of various products. We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our high-capacity anode and high-energy solid-state battery technology does not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our high-capacity anode and high-energy solid-state battery technology is still in the development stage and have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our technology and business and inhibit or prevent commercialization of our high-capacity anode and high-energy solid-state battery technology and future product candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under then-existing policies.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, former employees and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

We are subject to substantial regulation, and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

The sale of electric vehicles, and motor vehicles in general, is subject to substantial regulation under international, federal, state and local laws, including export control laws and other international trade regulations, which are continuously evolving as technology develops and becomes more widely adopted. We anticipate that our high-capacity anode and high-energy solid-state battery technology also would be subject to these regulations, and we expect to incur significant costs in complying with these regulations.

The U.S. government has made and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States, increasing scrutiny on foreign direct investment, and modifying export control laws applicable to certain technologies. In retaliation, other countries have implemented, and continue to evaluate, imposing additional trade controls on a wide range of American products and companies. The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to source and procure the raw materials we need for our research and development activities and, in the future, to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners could result in a global economic slowdown and long-term changes to global trade. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes could be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

To the extent the laws change, our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

Our technology and our website, systems, and data we maintain may be subject to intentional disruption, security breaches and other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales. We may be required to expend significant resources to continue to modify or enhance our protective measures to detect, investigate and remediate vulnerabilities to security breaches and incidents. Any actual or alleged failure to comply with applicable cybersecurity or data privacy legislation or regulation could have a material adverse effect on our business, reputation, results of operations or financial condition.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate receiving and storing confidential business information of our partners and customers. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. We may be a target for attacks designed to disrupt our operations or to attempt to gain access to our systems or to data that we possess, including proprietary information that we obtain from our partners pursuant to our agreements with them. We also are at risk for interruptions, outages and breaches of our and our outsourced service providers’ operational systems and security systems, our integrated software and technology, and data that we or our third-party service providers process or possess. These may be caused by, among other causes, physical theft, viruses, or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. The security risks we and our outsourced service providers face could also be elevated in connection with the Russian invasion of Ukraine, as we and our outsourced service providers are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Chinese or Russian actors against U.S.-based companies.

The availability and effectiveness of our technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security breaches and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our reputation, business, financial condition, prospects and results of operations.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In particular, ransomware attacks have become more prevalent in the industrial sector, which could materially and adversely affect our ability to operate and may result in significant expense.

In addition, we may face increased compliance burdens regarding such requirements with regulators and customers regarding our battery products and also incur additional costs for oversight and monitoring of our supply chain. These additional compliance and logistical burdens are attenuated through our international partnerships. We also cannot be certain that these systems, networks, and other infrastructure or technology upon which we rely, including those of our third-party suppliers or service providers, will be effectively implemented, maintained or expanded as planned, or will be free from bugs, defects, errors, vulnerabilities, viruses, ransomware, or other malicious code. We may be required to expend significant resources to make corrections or to remediate issues that are identified or to find alternative sources.

Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data.

Further, we cannot assure that any limitations of liability provisions in our current or future contracts that may be applicable would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition, and results of operations.

Additionally, laws, regulations, and other actual and potential obligations relating to privacy, data hosting and other processing of data, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and evolving rapidly, and we cannot provide assurance that we will not be subject to claims, allegations, or other proceedings related to actual or alleged obligations relating to privacy, data protection, or data security. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and data security in order to comply. Any failure or alleged or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on our business, financial condition, prospects and results of operations.

We are subject to various existing and future environmental health and safety laws, which may result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.

Our company and our operations, as well as our contractors, suppliers, and customers, are subject to numerous federal, state, local and foreign environmental laws and regulations governing, among other things, the generation, storage, transportation, and disposal of hazardous substances and wastes. We are also subject to a variety of product stewardship and manufacturer responsibility laws and regulations, primarily relating to the collection, reuse and recycling of electronic waste, as well as regulations regarding the hazardous material contents of electronic product components and product packaging, and non-hazardous wastes. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions and operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operations requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. There are also significant capital, operating and other costs associated with compliance with these environmental laws and regulations.

Environmental and health and safety laws and regulations are subject to change and may become more stringent in the future, such as through new regulations enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, restrictions, and delays in connection with our operations as well as our other future projects, or may require us to manufacture with alternative technologies and materials.

Our manufacturing process creates regulated air emissions which are typically managed within established permit limits by available emissions control technology. Should permitted limits or other requirements change in the future, the company may be required to install additional, more costly control technology. If we were to violate any such permit or related permit conditions, we may incur significant fines and penalties.

We rely on third parties to ensure compliance with certain environmental laws, including those relating to the disposal of wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, as well as liability for any impacts to human health or natural resources. The costs of liability with respect to contamination could have a material adverse effect on our business, financial condition, or results of operations. Additionally, we may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Our research and development activities expose our employees to potential occupational hazards such as, but not limited to, the presence of hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Employees may be exposed to toxic hydrogen sulfide as a result of the components we use being exposed to moisture. If released in an uncontrolled manner, this hydrogen sulfide can create hazardous working conditions. Consequences may include litigation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.

Some of our operations involve the manufacture and/or handling of a variety of explosive and flammable materials. We might experience incidents such as leaks and ruptures, explosions, fires, transportation accidents involving our chemical products, chemical spills and other discharges or releases of toxic or hazardous substances or gases and environmental hazards in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations, for which we may not be adequately insured.

We are or will be subject to anti-corruption and anti-bribery and anti-money laundering and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners agents, representatives and third-party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.

We may leverage third parties to sell our battery products and conduct our business abroad. We, our officers, directors, employees, business partners agents, representatives and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As our international activities and sales expand, our risks under these laws may increase.

These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws, we cannot assure you that none of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, settlements, prosecutions, enforcement actions, fines, damages, loss of export privileges, and severe administrative, civil and criminal sanctions, suspension or debarment from government contracts, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our reputation, business, financial condition, prospects and results of operations. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China. Such tariffs, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, a future event that created additional U.S.-China tensions could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China.

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Risks Related to Ownership of Our Common Stock

A significant portion of Solidion’s Common Stock is restricted from immediate resale, but may be sold into the market in the future pursuant to registration rights granted to the holders thereof. The exercise of such rights could cause the market price of Solidion’s Common Stock to drop significantly, even if our business is doing well.

The market price of shares of Solidion’s Common Stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

Concurrently with the execution of the Merger Agreement, Solidion and G3 entered into a lock-up agreement, pursuant to which G3 agreed not to, during the Lock-up Period (as defined below), offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares issued in connection with the Transactions (the “Lock-up Shares”), enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise. As used herein, “Lock-Up Period” means the period commencing on the Closing and ending six months after the Closing. The Sponsor is subject to the same Lock-Up Period pursuant to the Parent Support Agreement. However, following the expiration of such lock-up periods, G3 and the Sponsor and their permitted transferees will not be restricted from selling Solidion securities held by them, other than by applicable securities laws.

In addition, G3 and certain other stockholders of Solidion entered into a registration rights agreement (the “Registration Rights Agreement”) with Solidion. An aggregate of 78,616,000 shares of Common Stock will be entitled to registration pursuant to the Registration Rights Agreement, which consist of 3,087,500 founder shares held by the Sponsor, 123,500 representative shares held by EF Hutton, division of Benchmark Investments, LLC, 5,405,000 shares of common stock issuable upon exercise of the private placement warrants held by the Sponsor, and 69,800,000 shares of stock issued to the HBC Shareholders as Merger Consideration. Up to an additional 22,500,000 shares of common stock may be entitled to registration under the Registration Rights Agreement in the event that the Earnout Shares vest in accordance with the terms of the Merger Agreement. At any time and from time to time after the Closing, either (i) G3 or (ii) the Sponsor may make a written demand for registration under the Securities Act of all or part of their Registrable Securities. Each of G3 and the Sponsor are entitled to exercise two demand registrations under the Registration Rights Agreement. If at any time following the Closing, Solidion proposes to file a registration statement under the Securities Act, the holders of the Registrable Securities shall be offered an opportunity to register the sale of such number of Registrable Securities as such holders may request in writing. The demand registration rights and “piggy-back” registration rights under the Registration Rights Agreement are subject to certain requirements and customary conditions.

As such, sales of a substantial number of shares of Solidion’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Solidion’s Common Stock.

Solidion is a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualifies for, and may rely on, exemptions from certain corporate governance requirements. As a result, you may not have the same protections afforded to shareholders of companies that are subject to such requirements.

Because G3 holds approximately 85.3% of the voting power of Solidion, Solidion qualifies as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors. We do not plan to rely upon the “controlled company” exemptions.

However, Solidion may in the future decide to rely on the controlled company exemptions should it decide that it is in its interest to do so. Solidion may rely on the corporate governance exemptions only so long as we qualify as a controlled company. To the extent we rely on any of these exemption, our public shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq and we cannot predict the impact this may have on the price of our public shares.

We may issue additional shares of Solidion’s Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of Solidion’s Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Solidion’s Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in Solidion will decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; or

●	the market price of our shares of Solidion stock may decline.

A market for Solidion’s securities may not continue, which would adversely affect the liquidity and price of Solidion’s securities.

The price of Solidion’s securities may fluctuate significantly due to general market and economic conditions. An active trading market for Solidion’s securities may not be sustained. In addition, the price of Solidion’s securities can vary due to general economic conditions and forecasts, Solidion’s general business condition and the release of Solidion’s financial reports. Additionally, if Solidion’s securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of Solidion’s securities may be more limited than if Solidion was quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that the Public Warrants will be in the money during their exercise period, and they may expire worthless.

The exercise price for our Public Warrants is $11.50 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, dated March 10, 2022, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Solidion Common Stock purchasable upon exercise of a Public Warrant.

Solidion may redeem unexpired warrants, in accordance with their terms, prior to their exercise at a time that is disadvantageous to holders of warrants.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last sale price of Solidion Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Solidion Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Solidion Common Stock is available throughout the thirty (30-) day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders thereof to (i) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell warrants at the then-current market price when such holder might otherwise wish to hold warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants.

If securities or industry analysts do not publish or cease publishing research or reports about Solidion, its business, or its market, or if they change their recommendations regarding Solidion’s Common Stock adversely, then the price and trading volume of Solidion’s Common Stock could decline.

The trading market for Solidion’s Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, Solidion’s business and operations, Solidion’s market, or Solidion’s competitors. Securities and industry analysts do not currently, and may never, publish research on Solidion. If no securities or industry analysts commence coverage of Solidion, Solidion’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover Solidion change their recommendation regarding Solidion’s stock adversely, or provide more favorable relative recommendations about Solidion’s competitors, the price of Solidion’s Common Stock would likely decline. If any analyst who may cover Solidion were to cease coverage of Solidion or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause Solidion’s stock price or trading volume to decline.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect Solidion’s business, investments and results of operations.

Solidion will be subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, Solidion will be required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Solidion’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on Solidion’s business and results of operations.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following March 15, 2027, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of Solidion’s common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find Solidion’s common stock less attractive because we rely on these exemptions. If some investors find Solidion’s common stock less attractive as a result, there may be a less active trading market for Solidion’s common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Prior to the consummation of our business combination on February 2, 2024, we were a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating acquisition transaction candidates that meet our investment criteria. Therefore, we do not consider that we face significant cybersecurity risk. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk.

Our management oversees the assessment and management of cybersecurity threats. In the event of any reportable cybersecurity incident, our management shall promptly notify our board of directors, including determining the necessary actions such as disclosure, mitigation, or other appropriate responses.

We have not encountered any cybersecurity incidents since our Initial Public Offering.

ITEM 2. PROPERTIES

We maintain our corporate headquarters located at 13355 Noel Rd., Suite 1100, Dallas, Texas, and our telephone number is (972) 918-5120.

We maintain our research and development and manufacturing operations located in Dayton, Ohio, where we own a building of approximately 27,646 square feet and lease a building of approximately 7,097 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, a public company can become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock have traded on the Nasdaq Global Market, or Nasdaq, under the symbol “STI” on February 5, 2024. Prior to that date, Nubia's Class A Common Stock and Public Warrants were listed on the Nasdaq Global under the symbols "NUBI" and "NUBIW" respectively.

Holders of Record

As of April 11, 2024, there were 42 holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

Solidion Technology, Inc, previously known as “Honeycomb Battery Company”, formerly the energy solutions division of Global Graphene Group, Inc., is a Dallas, TX, USA-based advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion is recognized as a global leader in intellectual property in both the high-capacity anode and the high-energy solid-state battery, as recognized by KnowMade, a French company that specializes in research and analysis of scientific and patent information. Solidion is uniquely positioned to offer advanced anode materials (delivering a specific capacity from 300 to 3,500+ milliampere-hours per gram mass (“mAh/g”)) as well as silicon-rich all-solid-state lithium-ion cells, anodeless lithium metal cells, and lithium-sulfur cells, each featuring an advanced polymer or hybrid solid electrolyte that is most process-friendly.

Recent Developments

Business Combination

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, the “Solidion” or “Solidion Technology, Inc.”), consummated the previously announced business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

We received net proceeds from the Business Combination totaling $1.6 million, prior to deducting transaction and issuance costs. The cash resulting from the Business Combination is expected to be used toward our corporate growth strategy related to the commercialization of our battery technology and the scaling of our manufacturing operations.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $3.85 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on March 15, 2024.

As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock (or one pre-funded warrant to purchase one share of Common Stock), (ii) two Series A warrants each to purchase one share of Common Stock, and (iii) one Series B warrant to purchase such number of shares of Common Stock as determined on the reset date (as defined in the Subscription Agreement), and in accordance with the terms therein.

Results of Operations

As the closing of the Business Combination did not occur until after the year ended December 31, 2023, the results of operations below are based on the fact that we have neither engaged in any operations nor generated any revenues to the date of the financial statements. Our only activities from June 14, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for our IPO, described below, searching for a business combination target and the Business Combination. We did not expect to generate any operating revenues until after the completion of our Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $19,775,602 which consisted of operating expenses of $3,509,621 and change in fair value of derivative asset/liabilities of $18,483,096, partially offset by interest income earned in the amount of $3,788,143 on cash and funds held in the Trust Account and interest income of $8,580 earned on cash held the operating bank account. In addition, the Company recorded an income tax provision of $1,579,608.

For the year ended December 31, 2022, we had a net income of $593,905 which consisted of interest income earned in the amount of $1,812,882 on cash and funds held in the Trust Account, interest income of $5,683 earned on cash held the operating bank account, a gain on the over-allotment liability of $19,432, partially offset by operating expenses totaling $904,193. In addition, the Company recorded an income tax provision of $339,899.

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

For the year ended December 31, 2023, cash used in operating activities was $2,661,093 which consisted of a net loss of $19,775,602, interest earned on marketable securities held in the Trust Account of $3,788,143, and changes in operating assets and liabilities provided $20,902,653 of cash from operating activities.

For the year ended December 31, 2022, cash used in operating activities was $725,102 which consisted of net income of $593,905, interest earned on marketable securities held in the Trust Account of $1,812,882, the gain on the change in fair value of the over-allotment liability of $19,432 and changes in operating assets and liabilities provided $513,307 of cash from operating activities.

For the year ended December 31, 2023, the Company generated cash of $88,576,752 in investing activities primarily from the withdrawal of investments in the Trust Account for redemptions.

For the year ended December 31, 2022, the Company used cash of $125,970,000 in investing activities for the purchase of investments in the Trust Account following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants.

For the year ended December 31, 2023, cash used in financing activities was $86,441,335, primarily for repayment of redemptions.

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

As of December 31, 2023, we had cash held in the Trust Account of $42,994,274. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. In 2023, $1,523,258 was withdrawn from the Trust to pay taxes. The amount of cash withdrawn from the Trust and remaining payable for taxes at the year-end totaled $170,387.

At December 31, 2023, the Company had cash outside of trust of $19,979 and working capital deficit of $6,544,950. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Prior to the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Honeycomb Battery Company, which was completed on January 31, 2023.

On February 2, 2024 (the “Closing Date”), the Company consummated the business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”) with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

Since Solidion’s inception, the Company has experienced recurring net losses and has generated minimal sales. For the year ended December 31, 2023, Solidion recorded net losses of approximately $5,300,000, net cash used in operating activities of approximately $4,100,000 and, as of December 31, 2023, had cash and cash equivalents on hand of approximately $1,000, which factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management’s plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

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

As of December 31, 2023 and December 31, 2022, there was $1,297,500, and $125,341, respectively, outstanding under the Promissory Note. On January 29, 2024, the Promissory Notes with the Sponsor was amended such that any or all of the unpaid principal upon consummation of the Company’s initial business combination was convertible into common shares at a conversion price of $1.00 per share.

At various dates in the third and fourth quarters of 2023, the Company issued Convertible Notes to related parties of $905,000 to meet our working capital requirements. As of December 31, 2023 and December 31, 2022, there was $905,000 and $0 in Convertible Notes from Related Parties outstanding.

At various dates in the second and third quarters of 2023, the Target advanced funds of $187,500 to extend the period of time to complete an initial business combination. As of December 31, 2023 and December 31, 2022, there was $187,500 and $0 in Advances from Target outstanding.

At various dates in the third and fourth quarters of 2023, related parties provided advances totaling $332,000 to meet our working capital requirements. As of December 31, 2023, and December 31, 2022, outstanding balances due to related parties amounted to $332,500 and $0, respectively. Preceding the consummation of the initial business combination, we issued Convertible Notes corresponding to advances made by related parties throughout 2023.

On December 9, 2023, we instructed Continental Stock & Trust to liquidate the investments held in the Trust Account and deposit the proceeds into a cash deposit account with Continental serving as trustee. These funds remained in the cash deposit account until the consummation of our initial Business Combination on February 2, 2024. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in money market funds but held as cash deposits with Continental.

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

Contractual Obligations

At December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. We began incurring these fees on March 14, 2022 and continued to incur these fees monthly until the completion of our Business Combination.

The Underwriter in the initial public offering was entitled to a deferred fee of 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) or $4,322,500 in the aggregate. The deferred fee was paid in connection with the closing of the Business Combination.

At a special meeting of Nubia Brand stockholders held on December 14, 2023, Nubia Brand’s stockholders approved the proposed business combination with HBC. In addition, in a special meeting on December 15, 2023, Nubia Brand stockholders approved an amendment to the certificate of incorporation that changed the date by which Nubia Brand must consummate an initial business combination to March 15, 2024.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. We have identified the following as our critical accounting estimate for the year ended December 31, 2023:

Forward Purchase Agreement and Non Redemption Agreement

The Company accounts for the forward purchase agreement and non-redemption agreement as either equity-classified or liability-classified instruments based on an assessment of the FPA and NRA specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA and NRA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA and NRA meet all of the requirements for equity classification under ASC 815, including whether the FPA and NRA are indexed to the Company’s own common shares and whether the FPA and NRA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA and NRA issuance and as of each subsequent quarterly period end date while the FPA and NRA are outstanding.

For issued or modified FPA and NRAs that meet all of the criteria for equity classification, the FPA and NRA are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPA and NRAs that do not meet all of the criteria for equity classification, the FPA and NRAs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding FPA and NRA as liability-classified instruments.

The fair value of the FPA and NRA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 9 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

Changes in the significant assumptions and estimates could materially impact the valuation and the amounts recorded in the financial statements.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023 due to the Company  utilizing cash withdrawn from the trust account for tax obligations for operating purposes. In hindsight, the amounts withheld from the trust should have been promptly remitted, or held as restricted cash. Since the business combination has been completed and the trust no longer exists, any remedial measures to correct this would be futile. The tax obligation has been entered as income taxes payable and the Company intends to remit payment as soon as practically possible, in conjunction with applicable tax authority deadlines.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed above, our management concluded that our internal control over financial reporting were not effective as of that date, due to the Company utilizing cash withdrawn from the trust account for tax obligations for operating purposes.

In addition, as an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Stockholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Stockholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees.  For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $192,630 and $77,250, respectively, for the services Marcum performed in connection with the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10-K, and our IPO.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render audit-related services.

Tax Fees. For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0, for the services Marcum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Solidion Technology, Inc. (f/k/a Nubia Brand International Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solidion Technology, Inc. (f/k/a Nubia Brand International Corp.) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Hartford, CT

April 11, 2024

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$19,979	$545,655
Prepaid expenses	85,538	215,628
Derivative asset	28,245,500	—
Total Current Assets	28,351,017	761,283

Cash and investments held in the Trust Account	42,994,274	127,782,882

Other assets	—	35,870
Total Assets	$71,345,291	$128,580,035

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,131,019	$439,086
Income taxes payable	906,563	339,899
Excise tax payable	890,385	—
Accrued offering costs	—	5,000
Funds allocated for share redemption	17,834,235	—
Derivative liabilities	46,728,596	—
Advances from Related Party	332,500	—
Advances from Target	187,500	—
Convertible note – Related Party	905,000	—
Convertible note payable – Sponsor	1,297,500	125,341
Total Current Liabilities	71,213,298	909,326

Deferred underwriting commission	4,322,500	4,322,500
Total liabilities	75,535,798	5,231,826

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption; 2,293,741 and 12,350,000 shares (at redemption value)	24,342,743	127,242,983

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 123,500 issued and outstanding (excluding 2,293,741 and 12,350,000 shares subject to redemption as of December 31, 2023 and December 31, 2022, respectively)	12	12
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 3,087,500 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	308	308
Additional paid-in capital	—	—
Accumulated deficit	(28,533,570)	(3,895,094)
Total Stockholders’ Deficit	(28,533,250)	(3,894,774)
Total Liabilities and Stockholders’ Deficit	$71,345,291	$128,580,035

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
EXPENSES
Administrative fee – related party	$125,000	$95,000
General and administrative	3,384,621	809,193
TOTAL EXPENSES	3,509,621	904,193

OTHER (EXPENSE) INCOME
Change in fair value of derivative asset/liabilities	(18,483,096)	—
Income earned on Investments held in Trust Account	3,788,143	1,812,882
Interest income	8,580	5,683
Change in fair value of over-allotment liability	—	19,432
TOTAL OTHER (EXPENSE) INCOME, NET	(14,686,373)	1,837,996

Net (loss) income before provision for income taxes	(18,195,994)	933,804

Provision for income taxes	1,579,608	339,899

Net (loss) income	$(19,775,602)	$593,905

Weighted average number of shares of Class A redeemable common stock outstanding, basic	7,654,886	9,846,164
Basic net (loss) income per share of Class A redeemable common stock	$(1.82)	$0.05

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, basic	3,211,000	3,117,537
Basic net (loss) income per share of Class A and B non-redeemable common stock	$(1.82)	$0.05

Weighted average number of shares of Class A redeemable common stock outstanding, diluted	7,654,886	9,846,164
Diluted net (loss) income per share of Class A redeemable common stock	$(1.82)	$0.05

Weighted average number of shares of Class A and B non-redeemable common stock outstanding, diluted	3,211,000	3,185,962
Diluted net (loss) income per share of Class A and B non-redeemable common stock	$(1.82)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

Consolidated STATEMENT OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2021	—	$—	3,162,500	$316	$24,684	$(1,430)	$23,570

Proceeds Allocated to Public Warrants	—	—	—	—	3,755,675	—	3,755,675

Proceeds from Private Warrants	—	—	—	—	5,405,000	—	5,405,000

Value of transaction costs allocated to the fair value of equity instruments	—	—	—	—	(234,654)	—	(234,654)

Class A common stock issued to Representative	123,500	12	—	—	776,803	—	776,815

Class A Common Stock Redeemable Remeasurement Adjustment at Initial Public Offering	—	—	—	—	(9,727,508)	(3,214,594)	(12,942,102)

Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(1,272,983)	(1,272,983)

Forfeiture of Class B Common Stock	—	—	(75,000)	(8)	—	8	—

Net income	—	—	—	—	—	593,905	593,905

Balance at December 31, 2022	123,500	12	3,087,500	308	—	(3,895,094)	(3,894,774)
Class A Common Stock Redeemable Remeasurement Adjustment	—	—	—	—	—	(3,972,489)	(3,972,489)
Excise tax on redemption of Class A Common Stock	—	—	—	—	—	(890,385)	(890,385)
Net loss	—	—	—	—	—	(19,775,602)	(19,775,602)
Balance at December 31, 2023	123,500	$12	3,087,500	$308	$—	$(28,533,570)	$(28,533,250)

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$(19,775,602)	$593,905
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(3,788,143)	(1,812,882)
Change in fair value of over-allotment liability	—	(19,432)
Derivative asset/liabilities	18,483,096	—
Changes in operating assets and liabilities:
Prepaid expenses	130,090	(215,628)
Other assets	35,870	(35,870)
Accrued formation and offering costs	(5,000)	—
Income tax payable	566,664	339,899
Accounts payable and accrued expenses	1,691,932	424,906
Net Cash Used In Operating Activities	(2,661,093)	(725,102)

Cash Flows From Investing Activities:
Cash withdrawn for taxes	1,523,258	—
Cash withdrawn for redemptions of Class Common Stock	89,038,494	—
Cash deposited into Trust Account	(1,985,000)	(125,970,000)
Net Cash Provided By (Used In) Investing Activities	88,576,752	(125,970,000)

Cash Flows From Financing Activities:
Proceeds from convertible note – Sponsor	1,172,159	—
Proceeds from convertible note	905,000	—
Advances from Related Party	332,500	—
Advances from Target	187,500	—
Payments for redemption of Class A Common Stock	(89,038,494)
Sale of Units in the Initial Public Offering, net of underwriting discount	—	123,500,000
Proceeds from sale of Private Placement Warrants	—	5,405,000
Payment of underwriter fees	—	(1,235,000)
Payment of offering costs	—	(429,243)
Net Cash (Used In) Provided By Financing Activities	(86,441,335)	127,240,757

Net change in cash	(525,676)	545,655

Cash at beginning of period	545,655	—
Cash at end of period	$19,979	$545,655

Supplemental disclosure
Cash paid for income taxes	$1,012,944	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$25,000
Deferred offering costs included in related party payable	$—	$939
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$4,322,500
Class A redeemable Common Stock measurement adjustment at Initial Public Offering	$—	$12,942,102
Fair value of representative shares	$—	$776,815
Fair value of over-allotment option	$—	$19,432
Excise tax on redemption of Class A Common Stock	$890,385	$—
Class A Common Stock Redeemable Current Period Remeasurement Adjustment	$3,972,489	$1,272,983
Reclassification of redeemed Class A ordinary shares	$17,834,235	—

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

(F/K/A NUBIA BRAND INTERNATIONAL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc, formerly known as Nubia Brand International Corp. prior to February 2, 2024 (the “Closing Date”) was incorporated in Delaware on June 14, 2021 and Nubia Merger Sub, Inc., an Ohio corporation, (collectively, the Company”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 16, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Honeycomb Battery Company, an Ohio corporation (the “Honeycomb”), the Company, and Nubia Merger Sub, Inc., an Ohio corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Honeycomb (the “Merger”) with Honeycomb as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Honeycomb Battery Company” or such other name designated by Honeycomb by notice to the Company, which is referred to herein as the “Solidion.” The board of directors of the Company (the “Nubia Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (collectively, the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

The Merger Agreement provides that the Company will issue to the Honeycomb stockholders aggregate consideration of 70,000,000 shares of Solidion’s common stock (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 22,500,000 shares of Solidion’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Solidion but subject to (and only to the extent that) the valuation of Solidion’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement, thresholds set forth below):

(i)	5,000,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $12.50 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)

7,500,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $15.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	10,000,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $25.00 per share (subject to any adjustment pursuant to the Merger Agreement).

The Merger Agreement contains customary representations and warranties of the parties.

The Merger is accounted for as a reverse recapitalization with Honeycomb as the accounting acquirer.

On February 2, 2024 (the “Closing Date”), the Company consummated the business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”) with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

Business Prior to the Business Combination

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On December 15, 2023 the funds in the Trust Account were moved into a non-interest bearing, segregated account, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

On March 13, 2023, in accordance with the current certificate of incorporation, the Company contributed an aggregate of $1,235,000 (or $0.10 per share for each outstanding public share) to the trust account and extended the time to complete a business combination from March 15, 2023 to June 15, 2023. On June 14, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, stockholders approved to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination (the “Extension”) on a monthly basis up to six times from June 15, 2023 (the date that is 15 months from the closing date of the Company’s initial public offering of units) to December 15, 2023 (the date that is 21 months from the closing date of the IPO).   The Company contributed an additional $125,000 per month from June through November 2023 for a total of $750,000 related to the Special Meeting Extension.

Stockholders elected to redeem an aggregate 8,430,383 or shares of Common Stock in connection with the Special Meeting. As such, $89,038,494 was withdrawn from the Trust.

In connection with the redemption, the Company recorded an excise tax liability and equity adjustment of $0.9 million.

On December 14, 2023, the Company held another special meeting of stockholders (the “Second Special Meeting”). At the Second Special Meeting, stockholders approved the business combination.

Stockholders elected to redeem an aggregate 1,625,876 shares of Common Stock in connection with the Second Special Meeting. The funds of $17,834,235 are due and payable to the redeeming stockholders on the earlier of the closing of the business combination or the liquidation date. As such, the Company recorded a Funds payable to redeemed Class A stockholders at December 31, 2023 and reduced Class A common stock subject to possible redemption at December 31, 2023 of $17,834,235. The funds were transferred to the stockholders upon closing of the business combination on February 2, 2024.

Excise tax, if any, related to the redemption will be accrued on the date the funds are paid to the stockholders.

Going Concern Consideration

On February 2, 2024 (the “Closing Date”), the Company consummated the business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”) with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

Since Solidion’s inception, the Company has experienced recurring net losses and has generated minimal sales. For the year ended December 31, 2023, Solidion recorded net losses of approximately $5,300,000, net cash used in operating activities of approximately $4,100,000 and, as of December 31, 2023, had cash and cash equivalents on hand of approximately $1,000, which factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management’s plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

The balance sheets do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Stockholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. The Company recorded an excise tax liability and equity adjustment of $0.9 million for the ended December 31, 2023 in connection with Second Special Meeting redemptions.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and investments held in Trust Account

The funds held in Trust are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information. On December 11, 2023 the funds in the Trust Account were moved into a non-interest bearing, segregated account, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. In fourth quarter of 2023, the Company withdrew approximately $187,000 of interest earned in the Trust Account for fiscal year 2023 estimated tax obligations. The taxes were not paid directly at that time as the tax liabilities are due to be paid subsequently in 2024. In hindsight, the amounts withheld from the trust should have been promptly remitted, or held as restricted cash. The Company remitted approximately $82,000 of the tax obligation in the first quarter 2024 to the relevant tax authorities, and intends to remit remaining payments as soon as practically possible, in conjunction with applicable tax authority deadlines.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of approximately $24.3 million and $127.2 million, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $4.8 million and $12.9 million for the year ended December 31, 2023 and December 31, 2022, respectively. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation.

At December 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$123,500,000
Less:
Proceeds allocated to Public Warrants	(3,755,675)
Class A common stock issuance costs	(6,716,427)
(10,472,102)

Plus:
Class A Common Stock Redeemable Remeasurement Adjustment at IPO	12,942,102
Remeasurement adjustment for the year ended December 31, 2022	1,272,983
Class A common stock subject to possible redemption as of December 31, 2022	127,242,983
Transfer to funds payable to redeemed Class A stockholders	(17,834,235)
Redemptions	(89,038,494)
Remeasurement adjustment for the year ended December 31, 2023	3,972,489
Class A common stock subject to possible redemption as of December 31, 2023	$24,342,743

Funds payable to redeemed Class A stockholders

On December 14, 2023, the Company held a second special meeting of stockholders (the “Second Special Meeting”). In connection with the Second Special Meeting, stockholders elected to redeem an aggregate 1,625,876 shares of Common Stock. The funds of $17,834,235 are due and payable to the redeeming stockholders on the earlier of the closing of the business combination or the liquidation date. As such, the Company recorded a Funds payable to redeemed Class A stockholders at December 31, 2023 and reduced Class A common stock subject to possible redemption at December 31, 2023 of $17,834,235 as the funds are considered redeemed, but pending distribution. The funds were transferred to the stockholders upon closing of the business combination on February 2, 2024.

Excise tax, if any, related to the redemption will be accrued on the date the funds are paid to the stockholders.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Stockholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the stockholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge.

In connection with shareholder redemptions in 2023, the Company recorded an excise tax liability and equity adjustment of $0.9 million.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2023 and 2022, the warrants are exercisable to purchase 11,580,000 shares of Class A common stock in the aggregate. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per common stock for the periods presented.

Stockholders elected to redeem an aggregate 1,625,876 shares of Common Stock in connection with the Second Special Meeting held on December 14, 2023. As such, these shares are no longer outstanding for purposes of calculating weighted average number of shares of common stock outstanding at December 31, 2023.

The following tables reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Year ended
December 31,
2022
Class A Redeemable Common Stock
Numerator: Income allocable to Class A Redeemable Common Stock	$448,713
Denominator: Diluted weighted average shares outstanding	9,846,164
Diluted net income per share, Class A Redeemable Common Stock	$0.05

Class A and Class B Non-Redeemable Common Stock
Numerator: Income allocable to Class A and Class B Non-Redeemable Common Stock	$145,192
Denominator: Diluted weighted average shares outstanding	3,185,962
Diluted net income per share, Class A and Class B Non-Redeemable Common Stock	$0.05

Year ended December 31,
2023

Class A Redeemable Common Stock
Numerator: Loss allocable to Class A Redeemable Common Stock	$(13,931,674)
Denominator: Basic and diluted weighted average shares outstanding	7,654,886
Basic and diluted net loss per share, Class A Redeemable Common Stock	$(1.82)

Class A and Class B Non-redeemable Common Stock
Numerator: Loss allocable to Class A and Class B Non-Redeemable Common Stock	$(5,843,928)
Denominator: Basic and diluted weighted average shares outstanding	3,211,000
Basic and diluted net loss per share, Class A and Class B Non-Redeemable Common Stock	$(1.82)

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Forward Purchase Agreement and Non-Redemption Agreement

The Company accounts for forward purchase agreement and non-redemption agreement as either equity-classified or liability-classified instruments based on an assessment of the FPA and NRA specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA and NRA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA and NRA meet all of the requirements for equity classification under ASC 815, including whether the FPA and NRA are indexed to the Company’s own common shares and whether the FPA and NRA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA and NRA issuance and as of each subsequent quarterly period end date while the FPA and NRA are outstanding.

For issued or modified FPA and NRAs that meet all of the criteria for equity classification, the FPA and NRA are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPA and NRAs that do not meet all of the criteria for equity classification, the FPA and NRAs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding FPA and NRA as liability-classified instruments.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

As of December 31, 2023 and December 31, 2022, there was $1,297,500, and $125,341, respectively, outstanding under the Promissory Note.

On January 29, 2024, the Promissory Notes with the Sponsor was amended such that the Promissory Note any or all of the unpaid principal upon consummation of the Company’s initial business combination was convertible into common shares at a conversion price of $1.00 per share.

Convertible Note – Related party

At various dates in the third and fourth quarters of 2023, the Company issued Convertible notes to related parties of $905,000 to meet our working capital requirements. As of December 31, 2023 and December 31, 2022, there was $905,000 and $0 in Convertible Notes from Related Parties outstanding. The convertible notes with related parties bear similar conditions to the promissory note – sponsor.

Advances from Target

On June 15, 2023, Honeycomb Battery Company advanced to the Company $62,500. On July 14, 2023, Honeycomb Battery Company advanced an additional $62,500. On August 15, 2023, Honeycomb Battery Company advanced an additional $62,500. As of December 31, 2023 and December 31, 2022, there was $187,500 and $0 advances outstanding.

Advances from Related Parties

From time to time, affiliates of the Sponsor advance funds to the Company or pay expenses on behalf of the Company for formation and operating costs. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2023 and 2022, the related parties paid $332,500 and $2,841 of expenses on behalf of the Company, respectively. As of December 31, 2023 and December 31, 2022, there was $332,500 and $0 outstanding balances due to related parties, respectively. In January 2024, the advances from related parties were converted into convertible notes – related party.

Letter Agreement between Nubia and Mach FM Acquisitions LLC

On December 13, 2023, Nubia and the Sponsor entered into an agreement (the “Agreement”) wherein Nubia shall make a cash payment to the Sponsor in the amount of $7,250,000. In consideration for such payment, the Sponsor agreed to assume certain fees and expenses accrued by Nubia in connection with the transactions contemplated by the Merger Agreement. The payment is due at closing of the Merger Agreement and relates to the deferred underwriting commission of $4,322,500, which is included in the balance sheet as of December 31, 2023, and costs that have not been incurred as of December 31, 2023 related to the merger.

General and Administrative Services

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2023 and December 31, 2022, the Company recorded $125,000 and $95,000, respectively, of expenses related to the agreement, respectively. As of December 31, 2023 and December 31, 2022, there was an outstanding balance of $79,481 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Warrants at a price of $1.00 per Warrant. Such Units would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,235,000 upon the closing of the Initial Public Offering. EF Hutton, division of Benchmark Investments, LLC, which is the representative of the underwriters in the Initial Public Offering, also received 123,500 shares of Class A common stock as compensation in connection with the closing of the Initial Public Offering (the “Representative Shares”). In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,322,500, which includes the additional deferred fee from the exercise of the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On December 13, 2023, Nubia and the Sponsor entered into an agreement (the “Agreement”) wherein Nubia shall make a cash payment to the Sponsor in the amount of $7,250,000. In consideration for such payment, the Sponsor agreed to assume certain fees and expenses accrued by Nubia in connection with the transactions contemplated by the Merger Agreement, including the deferred underwriting fee.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 123,500 and 123,500 shares of Class A common stock issued and outstanding, respectively. In addition, there were 2,293,741 and 12,350,000 shares of Class A common stock in temporary equity on the balance sheets as of December 31, 2023 and December 31, 2022, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 3,087,500 shares of Class B common stock issued and outstanding. At issuance, the Class B common stock included an aggregate of up to 412,500 shares of Class B common stock originally subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Upon the partial exercise of the over-allotment option, there were 75,000 shares which were forfeited during the year ended December 31, 2022 when the remaining over-allotment option expired.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

Warrants — As of December 31, 2023, there were 11,580,000 warrants outstanding (5,405,000 Private warrants and 6,175,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8 — FORWARD PURCHASE AGREEMENT AND NON REDEMPTION AGREEMENT

Forward Purchase Agreement

On December 13, 2023, Nubia entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller” or “Forward Purchase Investors”) (the “Forward Purchase Agreement”). For purposes of the Forward Purchase Agreement, NUBI is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Solidion Technology, Inc. (“Pubco”) is referred to as the “Counterparty” after the consummation of the Business Combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, Seller intends, but is not obligated, to, concurrently with the Closing pursuant to Seller’s FPA Funding Amount PIPE Subscription Agreement, purchase up to 9.9% of the total Class A ordinary shares, par value $0.0001 per share, of NUBI (“NUBI Shares”) outstanding following the closing of the Business Combination, as calculated by Seller (the “Purchased Amount”), less the number of NUBI Shares purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”). Seller will not be required to purchase an amount of NUBI Shares such that, following such purchase, that Seller’s ownership would exceed 9.9% of the total NUBI Shares outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The Forward Purchase Agreement provides for a prepayment shortfall in an amount in U.S. dollars equal to 0.50% of the product of the Recycled Shares and the Initial Price (as defined below). As described below in Shortfall Sales, Seller in its sole discretion may sell Recycled Shares at any time following the Trade Date at any sales price without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall (as set forth under Shortfall Sales below) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the Forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case with the delivery of such notice being in the sole discretion of Seller (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provides that Seller will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (a) the sum of (i) the Number of Shares as set forth in a Pricing Date Notice, plus (ii) number of Recycled Shares multiplied by the redemption price per share (the “Initial Price”) as defined in Section 9.2(b) of NUBI’s Certificate of Incorporation, effective as of March 10, 2023, and as amended from time to time (the “Certificate of Incorporation”), less (b) the Prepayment Shortfall.

The Counterparty will pay to Seller the Prepayment Amount required under the Forward Purchase Agreement directly from the Counterparty’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”), no later than the earlier of (a) one Local Business Day after the Closing Date and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination; except that to the extent that the Prepayment Amount is to be paid from the purchase of Additional Shares by Seller, such amount will be netted against such proceeds, with Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by Seller will be included in the Number of Shares under the Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. In addition to the Prepayment Amount, Counterparty shall pay directly from the Trust Account, on the Prepayment Date, an amount equal to the product of (x) up to 200,000 (with such final amount to be determined by Seller in its sole discretion via written notice to Counterparty) and (y) the Initial Price.

Following the Closing, the reset price (the “Reset Price”) will initially be the Initial Price. The Reset Price will be subject to reset on a bi-weekly basis commencing the first week following the thirtieth day after the closing of the Business Combination to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior two weeks; provided the Reset Price shall be subject to reduction upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering.

From time to time and on any date following the Trade Date (any such date, an “OET Date”) and subject to the terms and conditions in the Forward Purchase Agreement, Seller may, in its absolute discretion, terminate the Transaction in whole or in part by providing written notice to the Counterparty (the “OET Notice”), by the later of (a) the fifth Local Business Day following the OET Date and (b) the next Payment Date following the OET Date (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Counterparty shall be entitled to an amount from Seller, and Seller shall pay to the Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.

The valuation date will be the earliest to occur of (a) the date that is three (3) years after the date of the closing of the Business Combination (the date of the closing of the Business Combination, the “Closing Date”) pursuant to the Merger Agreement, (b) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, any Additional Termination Event, and (c) the date specified by Seller in a written notice to be delivered to the Counterparty at Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon its delivery from Seller to the Counterparty in accordance with the Forward Purchase Agreement. In the event the Valuation Date is determined pursuant to clause (c), the Settlement Amount Adjustment will not apply to the calculation of the Settlement Amount.

On the Cash Settlement Payment Date, which is the tenth Local Business Day immediately following the last day of the Valuation Period, Seller will remit to the Counterparty an amount equal to the Settlement Amount and will not otherwise be required to return to the Counterparty any of the Prepayment Amount and the Counterparty shall remit to Seller the Settlement Amount Adjustment; provided that, if the Settlement Amount less the Settlement Amount Adjustment is a negative number, then neither Seller nor the Counterparty shall be liable to the other party for any payment under the “Cash Settlement Payment” Date section of the Forward Purchase Agreement.

Seller has agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Business Combination, as well as any redemption rights under NUBI’s Certificate of Incorporation that would require redemption by NUBI of the NUBI Shares. Such waiver may reduce the number of NUBI Shares redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

The derivative liabilities includes the FPA and NRA of $35,576,596 and $11,152,000, respectively at December 31, 2023. The derivative asset relates to the FPA at December 31, 2023.

Non-Redemption Agreement

On December 13, 2023, NUBI entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain investors named therein (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to each Non-Redemption Agreement, each Backstop Investor agreed that, on or prior to Closing, it will beneficially own not greater than the lesser of (i) that number of Backstop Shares set forth in the Non-Redemption Agreement and (ii) the total number of NUBI Shares beneficially owned by Backstop Investor and its affiliates and any other persons whose beneficial ownership of NUBI Shares would be aggregated with those of Backstop Investor for purposes of Section 13(d) of the Securities Exchange Act of 1934 not exceeding 9.99% of the total number of issued and outstanding NUBI Shares, and shall not elect to redeem or otherwise tender or submit for redemption any of such Backstop Shares in connection with the second special meeting of NUBI stockholders to be held for the purpose of approving the Business Combination (the “Second Special Meeting”); provided, however, that in the event Backstop Investor has previously elected to redeem, tender or submit any Backstop Shares for redemption, Backstop Investor shall rescind or reverse such redemption request prior to Closing and NUBI shall accept such request(s) promptly once submitted by Backstop Investor.

Upon consummation of the business combination, NUBI shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares a payment in respect of Backstop Shares in cash released from the Trust Account in an amount equal to the product of (x) the number of Backstop Shares and (y) the Redemption Price, less $4.00.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description:	Level	2023	2022
Assets:
Cash and investments held in Trust Account	1	$42,994,274	$127,782,882
Derivative asset	3	$28,245,500	$-
Derivative liabilities	3	$46,728,596	$-

The derivative liabilities includes the FPA and NRA of $35,576,596 and $11,152,000, respectively at December 31, 2023. The derivative asset relates to the FPA at December 31, 2023.

The Company used a Monte Carlo analysis to determine the fair value of the FPA and NRA. The fair value measurement of the FPA and the NRA liability at December 31, 2023, was calculated using the following range of weighted average assumptions:

December 31,
2023
Risk-free interest rate (FPA)	3.85%
Expected life of over-allotment option (FPA)	5.4 years
Expected volatility of underlying stock (FPA)	75%
Dividends (FPA)	0%
Probability of merger closing (FPA and NRA)	80%

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

NOTE 10 — INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset
Net operating loss	$-	$-
Startup/organizational costs	369,290	147,881
Total deferred tax asset	369,290	147,881
Valuation allowance	(369,290)	(147,881)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following for the year December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Federal
Current	$1,579,608	$339,899
Deferred	-	-
State and Local
Current	-	-
Deferred	-	-
Income tax provision / (benefit)	$1,579,608	$339,899

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $221,409 and $147,481, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the year ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	-	-
Merger costs	(2.60)	-
Derivatives	(8.46)	-
Other	(0.04)	(0.44)
Change in valuation allowance	(1.22)	15.84
Income tax provision (benefit)	8.68%	36.40%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On February 2, 2024 (the “Closing Date”), the Company consummated the business combination (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”) with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing. On February 5, 2024, our Common Stock continued trading on the Nasdaq Global Market under the symbol “STI”. Furthermore, on the same date, the Company's Public Warrants, previously listed under ticker “NUBIW”, were delisted from the Nasdaq.

Stockholders elected to redeem an aggregate 1,625,876 or shares of Common Stock in connection with the Second Special Meeting held on December 14, 2023. The funds of $17,834,235 are due and payable to the redeeming stockholders on the earlier of the closing of the business combination or the liquidation date. The funds were transferred to the stockholders upon closing of the business combination on February 2, 2024.

On January 29, 2024, the Promissory Notes with the Sponsor was amended such that the Promissory Note any or all of the unpaid principal upon consummation of the Company’s initial business combination was convertible into common shares at a conversion price of $1.00 per share.

On February 1, 2024, the Company executed a promissory note with EF Hutton, totaling $2,200,000, to cover underwriters' fees associated with the closure of the business combination with Honeycomb. The principal amount of this Note is payable on designated dates, with $183,333 due on April 1, 2024, and subsequent payments of the same amount scheduled on the first business day of each following month until the final payment on March 1, 2025.

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $3.85 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on March 15, 2024.

As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock (or one pre-funded warrant to purchase one share of Common Stock), (ii) two Series A warrants each to purchase one share of Common Stock, and (iii) one Series B warrant to purchase such number of shares of Common Stock as determined on the reset date (as defined in the Subscription Agreement), and in accordance with the terms therein.

(b) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated February 16, 2023, by and among Nubia Brand International Corp., Honeycomb Battery Company, and Nubia Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 17, 2023).
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated March 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2022)
4.4*	Description of Securities
10.1	Letter Agreement, dated March 10, 2022, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.2	Forward Purchase Agreement, dated December 13, 2023, by and among Nubia Brand International Corp., Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2023)
10.3	Registration Rights Agreement, dated March 10, 2022, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.4	Form of Subscription Agreement, dated December 13, 2023, by and among Nubia Brand International Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2023)
10.5	Indemnity Agreements, each dated as of March 10, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.6	Private Placement Warrants Subscription Agreement, dated March 10, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.7	Representative Share Letter, dated March 10, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.12	Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.13	Letter Agreement, dated December 13, 2023, by and between Nubia Brand International Corp. and Mach FM Acquisitions, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
10.14	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
14*	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Solidion Technology Inc. Clawback Policy
99.1*	Form of Audit Committee Charter
99.2*	Form of Compensation Committee Charter
99.3	2023 Stock Incentive Plan for Solidion Technology, Inc. (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: April 11, 2024	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: April 11, 2024	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jaymes Winters	Chief Executive Officer (Principal executive officer) and Director	April 11, 2024
Jaymes Winters

/s/ Vlad Prantsevich	Chief Financial Officer	April 11, 2024
Vlad Prantsevich

/s/ Dr. Bor Jang	Director	April 11, 2024
Dr. Bor Jang

/s/ John Davis	Director	April 11, 2024
John Davis

/s/ Karin-Joyce (KJ) Tjon	Director	April 11, 2024
Karin-Joyce (KJ) Tjon

/s/ Cynthia Ekberg Tsai	Director	April 11, 2024
Cynthia Ekberg Tsai

/s/ Dr. Yang Shao-Horn	Director	April 11, 2024
Dr. Yang Shao-Horn

/s/ James Vance	Director	April 11, 2024
James Vance