Form 10-Q
period 2024-03-31
Solidion Technology Inc.
filed 2024-06-07
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STI	The Nasdaq Stock Market LLC

As of June 6, 2024, there were 86,900,398 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

EXPLANATORY NOTE

On February 2, 2024 (the “Closing Date”), Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, the “Combined Company” or “Solidion Technology, Inc.”), consummated the previously announced Merger (the “Closing”) pursuant to a Merger Agreement (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $11.50 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and are pending listing on The OTC Markets under the symbol “STIW”. The unaudited condensed consolidated and combined financial statements included herein reflect the operations of HBC for prior periods, as HBC is the accounting acquirer and predecessor. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$1,823,601	$780
Accounts receivable	998	2,164
Other receivable	302,500	187,500
Inventory	22,730	22,730
Prepaid expenses	334,366	44,892
Other current assets	1,027,557	-
Total Current Assets	3,511,752	258,066

Property and Equipment, net of depreciation	2,262,058	2,319,152
Patents, net of amortization	1,906,699	1,852,649
Other assets	819,626	-
Total Assets	$8,500,135	$4,429,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,865,664	$144,923
Income taxes payable	89,267	-
Excise tax payable	890,385	-
Derivative liabilities	41,811,450	-
Due to related party	757,858	872,485
Convertible notes	527,500	-
Short-term notes payable	2,188,769	-
Total Liabilities	49,130,893	1,017,408

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 86,900,398 and 69,800,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,689	6,980
Additional paid-in capital	79,158,563	28,850,985
Stock subscription receivable	(80,241)	-
Accumulated deficit	(119,717,769)	(25,445,506)
Total Stockholders’ Equity (Deficit)	(40,630,758)	3,412,459
Total Liabilities and Stockholders’ Equity (Deficit)	$8,500,135	$4,429,867

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Net sales	$-	$300
Cost of goods sold	-	-
Gross profit	-	300

Operating Expenses
Research and development	729,114	760,485
Selling, general and administrative	3,030,222	981,632
Total operating expenses	3,759,336	1,742,117

Operating loss	(3,759,336)	(1,741,817)

Other Income (Expense)
Change in fair value of derivative liabilities	(8,182,500)	-
Issuance of common stock and warrants	(17,820,998)	-
Interest income	311	-
Interest expense	(3,739)	-
Other income (expense)	(1)	275
Total other income (expense)	(26,006,927)	275

Net loss	$(29,766,263)	$(1,741,542)

Weighted average number of shares of common stock outstanding, basic and diluted	78,198,418	69,800,000
Basic and diluted net loss per share of common stock	$(0.38)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	6,004,741	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	5,962,325	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Private Placement	5,133,332	513	8,931,484	—	—	8,931,997
Issuance costs in connection with the Private Placement	—	—	(262,064)	—	—	(262,064)
Stock-based compensation	—	—	1,359,000	—	—	1,359,000
Net loss	—	—	—	(29,766,263)	—	(29,766,263)
Balance at March 31, 2024	86,900,398	$8,689	$79,158,563	$(119,717,769)	(80,241)	$(40,630,758)

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	—	$—	$26,104,307	$(20,120,881)	5,983,426
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—
Adjusted beginning balance	69,800,000	6,980	26,097,327	(20,120,881)	5,983,426
Contributions and net transfers with related parties	—	—	442,368	—	442,368
Net loss	—	—	—	(1,741,542)	(1,741,542)
Balance at March 31, 2023	69,800,000	$6,980	$26,539,695	$(21,862,423)	$4,684,252

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net loss	$(29,766,263)	$(1,741,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	94,392	105,672
Stock based compensation	1,359,000	-
Change in fair value of derivative liabilities	8,182,500	-
Issuance of common stock and warrants	17,820,998	-
Changes in operating assets and liabilities:
Accounts receivable	1,164	40
Other receivable	(115,000)	-
Prepaid expenses	(124,067)	(22,780)
Other current assets	(1,027,557)	-
Other non-current assets	(819,626)	-
Accounts payable and accrued expenses	2,353,747	(53,321)
Due to related party	-	338,490
Net Cash Used In Operating Activities	(2,040,712)	(1,373,441)

Cash Flows From Investing Activities:
Capitalized patent costs	(91,348)	(40,567)
Net Cash Used In Investing Activities	(91,348)	(40,567)

Cash Flows From Financing Activities:
Capital contributions from related party	487,273	812,855
Cash received from NUBI Trust	25,160,047	-
Discount payment related to Non Redemption Agreement	(13,937,997)	-
Payment for reimbursement of consideration shares related to the Forward Purchase Agreement	(2,193,800)	-
Payment for reimbursement of Recycled Shares related to Forward Purchase Agreement	(80,241)	-
Payment of transaction expenses in connection with the Merger	(8,948,009)	-
Inflow from Merger	17,555	-
Proceeds from convertible notes	527,500	-
Repayment of short-term notes	(424,277)	-
Proceeds from issuance of common stock and warrants in connection with the Private Placement	3,850,000	-
Issuance costs in connection with the Private Placement	(262,064)
Payment of related party payable	(241,106)	-
Net Cash Provided By Financing Activities	3,954,881	812,855

Net change in cash	1,822,821	(601,153)

Cash at beginning of period	780	621,575
Cash at end of period	$1,823,601	$20,422

Supplemental disclosure
Cash paid for interest expense	$77,795	$-

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$1,196	-

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024 (the “Closing Date”) was incorporated in Delaware on June 14, 2021 is an advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion’s headquarters is in Dallas, Texas. Research and development and manufacturing operations are located in Dayton, Ohio.

Honeycomb Battery Company Merger

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, the “Company”, “Solidion” or “Solidion Technology, Inc.”), consummated the previously announced merger (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). HBC was formerly the energy solutions division of Global Graphene Group, Inc. (“G3”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

In accordance with the Merger Agreement the Company issued to the HBC stockholders aggregate consideration of 70,000,000 shares of Solidion’s common stock, minus up to 200,000 Holdback Shares, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 22,500,000  shares of Solidion’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Solidion but subject to (and only to the extent that) the valuation of Solidion’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement, thresholds set forth below) (the “Earnout Arrangement”):

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

If, prior to the expiration of the earn out periods set forth in (i)-(iii) above, there occurs any transaction resulting in a change in control, and the corresponding valuation of Solidion’s Class A common stock, calculated inclusive of the Earnout Shares to be issued under the Earnout Arrangement, is greater than or equal to the amount set forth in (i)-(iii), as applicable, then, immediately prior to the consummation of such change in control, the event set forth in (i)-(iii), as applicable, if not previously satisfied, shall be deemed to have occurred, subject to the terms provided in the Merger Agreement.

The Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization. This conclusion was based on the fact that G3 had a controlling financial interest in HBC prior to the Merger and has a controlling financial interest in Solidion (which includes HBC as a wholly owned subsidiary). Net assets of Nubia will be stated at their historical carrying amounts with no goodwill or intangible assets recognized in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Merger with respect to HBC will not be treated as a change in control due primarily to G3 receiving the controlling voting stake in Solidion and G3’s ability to nominate a majority of the board of directors of Solidion. Under the guidance in ASC 805 for transactions between entities under common control, the assets and liabilities of HBC and Nubia are recognized at their carrying amounts on the date of the Merger.

Under a reverse recapitalization, Nubia will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of HBC issuing stock for the net liabilities of Nubia, accompanied by a recapitalization.

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the three months ended March 31, 2024, the Company recorded a net loss of $29,766,263, of which $8,182,500 was due to the change in the fair value of derivative liabilities and $17,820,998 was due to the issuance of common stock and warrants, net cash used in operating activities of $2,040,712 and as of March 31, 2024, had cash and cash equivalents of $1,823,601. For the year ended December 31, 2023, the Company recorded a net loss of $5,324,624 and net cash used in operating activities of $4,068,302.

Additionally, as of the balance sheet date and up to the date that the financial statements were issued, the Company does not have availability under any debt agreements. The Company also expects to continue to incur net losses and net cash used in operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements were issued. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As an early-stage growth company, the Company’s ability to access capital is critical. The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management’s plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company’s current business activities consist of development and commercialization of battery materials, components, cells, and selected module/pack technologies. The company faces inherent risks associated with its operations, such as the ongoing development of its technology, marketing, and distribution channels, as well as the enhancement of its supply chain and manufacturing capabilities. Additionally, the need to recruit additional management and key personnel is vital. The success of the company’s development initiatives and the achievement of profitability hinge on various factors, including its ability to enter potential markets and secure sustainable financing in the future.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, competition from substitute products and larger companies, protection of proprietary technology, ability to maintain distributor relationships and dependence on key individuals.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated and combined financial statements (the “financial statements”) are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC. Additionally, the accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form S-1 filed by the Company with the SEC on April 15, 2024.

Throughout the period covered till the Closing date of the Merger, the Company operated as part of G3. Consequently, stand-alone financial statements have not historically been prepared for the Company. The accompanying financial statements have been prepared from G3’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from G3.

However, the financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of the Company in the future or if the Company had been a separate, stand-alone entity during the periods presented.

In the opinion of management, the Company has made all adjustments necessary to present fairly its financial statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

The financial statements include the Company entities. All intercompany transactions have been eliminated for consolidation purposes.

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

Segment Reporting

The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker (the “CODM”). Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2024 and December 31, 2023, the Company determined that no allowance was required.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by G3 on behalf of The Battery Group of G3, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, G3’s Battery Group was responsible for funding 50% of this additional trust funding requirement. As of March 31, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of March 31, 2024.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of March 31, 2024 and December 31, 2023, the Company determined that no write off was required.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized. The Company assesses the carrying value of its property and equipment for impairment each year and when indicators exist that there could be an impairment.

Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2024 and 2023.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Leasehold improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $57,094 and $92,356 for the three months ended March 31, 2024 and 2023, respectively.

Patents

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents. The Company’s intangible assets consist of capitalized costs for unissued patents and issued patents. Issued patents are carried at cost less accumulated amortization. Successful patent efforts are amortized over the life of the patent, and unsuccessful efforts are expensed. The issued patents are being amortized over a useful life of 20 years. Amortization of the patent costs commences upon patent issuance.

Net unissued and issued patents were $1,110,679 and $800,340 as of March 31, 2024, respectively; and $1,103,792 and $748,857 as of December 31, 2023, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2024 and 2023.

Amortization expense of patents was $37,298 and $13,316 for the three months ended March 31, 2024 and 2023, respectively.

Translation of Foreign Currencies

The functional currency of Solidion’s Taiwan subsidiary is the New Taiwan Dollar. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the financial statements of the Company’s Taiwan subsidiary are translated to U.S. dollars using the exchange rates at the balance sheet dates for assets and liabilities, the historical exchange rate for stockholders’ equity accounts and a weighted average exchange rate for revenue, expenses and gains or losses. Foreign currency translation adjustments are accumulated in a separate component of stockholders’ deficit until the foreign business is sold or substantially liquidated. Foreign currency translation adjustments for the periods presented in these financial statements were not material.

Revenue Recognition

Revenue is recognized when a performance obligation has been satisfied by transferring control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. Revenues are recognized at a point in time when control transfers to customers, which is generally determined when title, ownership and risk of loss pass to the customer.

Research and Development

All research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent costs incurred by the Company in managing the business, including salary, benefits, stock-based compensation, sales, insurance, professional fees and other operating costs associated with the Company’s non-research and development activities.

Stock-Based Compensation

The Company has an incentive equity plan, (“2023 Equity Incentive Plan”). Under the terms of the plan, Solidion’s employees, consultants and directors, and employees and consultants of its affiliates, may be eligible to receive awards in the form of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

The number of stocks of common stock initially reserved for issuance under the incentive plan will be 9,500,000. Stocks subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in stocks, will not reduce the number of stocks available for issuance under the incentive plan. The incentive plan also includes an evergreen provision that provides for an automatic annual increase to the number of stocks of common stock available for issuance under the incentive plan on the first day of each fiscal year beginning with the 2024 fiscal year, equal to the least of (i) 9,500,000 stocks of common stock, (ii) 5% of the total number of stocks of common stock outstanding as of the last day of our immediately preceding fiscal year, or (iii) such lesser amount determined by the plan administrator.

The Company measures stock options and restricted stock unit awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Options granted under the incentive plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the incentive plan, up to a maximum of ten years. Forfeitures are accounted for as they occur.

Generally, the Company issues stock options and restricted stock units with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company also issues restricted stock awards with market-based vesting conditions, the effects of which are included in the grant date fair value of the awards. Compensation expense related to awards with market-based vesting conditions is recognized irrespective of whether the condition is satisfied, so long as the requisite service period is fulfilled.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks a sufficient history of company-specific historical and implied volatility information for its stocks. The Company therefore estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

The expected term of all of the Company’s stock options has been determined utilizing the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stocks and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their include would be anti-dilutive as of March 31, 2024 and 2023. As such, net loss per common stock is the same for basic and diluted loss per share.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per shares as their inclusion would be anti-dilutive.

	March 31, 2024	December 31, 2023
HBC Holdback Shares	200,000	-
Warrants - Public	6,175,000	-
Warrants - Private	5,405,000	-
Warrants - Series A	10,266,664	-
Warrants - Series B	25,666,660	-
Stock-based compensation - equity awards	300,000	-
Forward Purchase Agreement - Additional Shares	8,038,537	-
Convertible notes	3,396,261	-
HBC Earnout Shares	22,500,000	-
Total common stock equivalents excluded from dilutive loss per share	81,948,122	-

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 14.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding IPO warrants as equity-classified instruments. The company accounts for the outstanding Series A and Series B warrants related to the Private Placement financing as liability-classified instruments as certain adjustments to the settlement amount are not components of the fixed-to-fixed model used to assess the “own equity” exception that allows for equity classification.

Forward Purchase Agreement

The Company accounts for the forward purchase agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the FPA specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA is outstanding.

For issued or modified FPA that meets all of the criteria for equity classification, the FPA is required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPA that does not meet all of the criteria for equity classification, the FPA is required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the outstanding FPA as a liability-classified instrument due to the settlement provisions.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The adoption is not expected to have a material impact to the Company’s financial statements or disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RECAPITALIZATION

As discussed in Note 1, the Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received net proceeds of $17,555 after deducting transaction costs. The following table reconciles the elements of the Merger to the condensed consolidated and combined statements of cash flows and the condensed consolidated and combined statements of changes in stockholders’ equity (deficit) for the period ended March 31, 2024:

Cash received from NUBI Trust	25,160,047
Less: discount payment related to Non Redemption Agreement	(13,937,997)
Less: reimbursement for consideration shares related to the FPA	(2,193,800)
Less: reimbursement for Recycled Shares related to the FPA	(80,241)
Less: transaction expenses paid in connection with the Merger	(8,948,009)
Net cash received from NUBI Trust	-
Add: cash from NUBI operating account	17,555
Add: prepaid expenses	165,407
Less: derivative liabilities	(20,889,950)
Less: other liabilities	(4,086,172)
Reverse recapitalization, net	(24,793,160)

The number of shares of common stock issued immediately following the consummation of the Merger were:

Nubia common stock, outstanding prior to the closing of the Merger	6,004,741
Shares issued to Nubia convertible noteholders	5,962,325
Predecessor HBC Shares	69,800,000
Common stock immediately after the closing of the Merger	81,767,066

The number of Predecessor HBC shares was determined as follows:

	Predecessor HBC Shares	Shares issued to shareholders of Predecessor HBC
Common stock	1,000	69,800,000

IPO warrants

In connection with Nubia’s initial public offering in 2022, 6,175,000 public warrants were issued (the “Public Warrants”) and 5,405,000 warrants were issued in a private placement (the “Private Placement Warrants”; and the Private Placement Warrants together with the Public Warrants, collectively the “Warrants”) all of which warrants remained outstanding and became warrants for the Common Stock in the Company.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Combined Company common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of March 31, 2024, the 200,000 holdback shares have not been issued.

HBC Earnout Arrangement

As noted in Note 1, in connection with the Merger, HBC shareholders are entitled to up to 22,500,000 shares if certain post merger per share market prices are achieved.

The accounting for the Earnout Arrangement was first evaluated under FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”) to determine if the arrangement represents a share-based payment arrangement. Because there are no service conditions nor any requirement of the participants to provide goods or services, the Company determined that the Earnout Shares are not within the scope of ASC 718.

Next, the Company determined that the Earnout Arrangement represent a freestanding equity-linked financial instrument to be evaluated under ASC 480 and ASC 815-40. Based upon the analysis, the Company concluded that the Earnout Arrangement should not be classified as a liability under ASC 480.

The Company next considered and concluded that the contract was indexed to the Company’s own stock as per ASC 815-40-15 and then considered and concluded that the equity classification conditions in ASC 815-40-25 were met. Therefore, the Earnout Arrangement is appropriately classified in equity.

As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Arrangement has been accounted for as an equity transaction as of the Closing Date of the Merger.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Arrangement at the date of the merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

NOTE 4 — PATENTS

Issued patents are recognized on the balance sheets net of accumulated amortization of $1,906,699 and $1,852,649 as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for the patents included in these financial statements was $37,298 and $13,316 for the three months ended March 31, 2024 and 2023, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $148,000 per year.

NOTE 5 — FOREIGN OPERATIONS

The foreign subsidiary of the Company represented $23,463 and $24,132 of total assets, and $64,015 and $62,753 of total liabilities as of March 31, 2024 and December 31, 2023, respectively. Of the total assets, property and equipment totaled $8,170 and $14,500 as of March 31, 2024 and December 31, 2023, respectively. There were no revenues recognized by the foreign subsidiary for the three months ended March 31, 2024 and 2023. Total expenses incurred by the foreign subsidiary were $100,093 and $60,908 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contribution from G3 amounted to $487,273 and $812,855 for the period ended March 31, 2024 and 2023, respectively.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by Global Graphene Group (“G3”) on behalf of the Battery Group, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, the Battery Group was responsible for funding 50% of this additional trust funding requirement. As of March 31, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of March 31, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA were $31,252 for the period of February 2, 2024 to March 31, 2024. Amounts outstanding as of March 31, 2024 were $31,252.

Due to Related Party

During the merger closing process, G3 incurred certain transaction expenses that were due to be reimbursed by the Company after the Closing Date, as per the Business Combination Agreement. These expenses included legal, advisory and audit fees directly associated with facilitating the merger. The total amount due to G3 was $879,985 as of the Closing Date.

Additionally, at the time of the merger close, the Company had an outstanding payable related to the monthly administrative services support fees due to Mach FM Corp, an affiliate of Mach FM Acquisitions LLC, the sponsor of Nubia. This fee covered office space, utilities, and secretarial and administrative support provided by Mach FM to support Nubia’s operating activities. The outstanding balance payable to Mach FM amounted to $88,979 as of the Closing Date.

During the three months ended March 31, 2024, the Company repaid $241,106 due to related parties. Amounts outstanding as of March 31, 2024 to G3 and Mach FM were 669,985 and $87,873, respectively.

Contingent Consideration

At closing, the G3 Tax Lien has not been settled by G3 and as of March 31, 2024, the 200,000 holdback shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its Federal Tax Lien. See Notes 3 and 7 for further discussion regarding HBC Holdback Shares related to the federal tax lien.

As of the Closing Date of the Merger, the Company recorded a fair value of $906,000 for the 200,000 holdback shares, which was accounted for as an equity transaction.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. We accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows.

G3 Federal Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to Global Graphene Group, Inc. which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is $1,910,630 as of May 2024.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Combined Company common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of March 31, 2024, the 200,000 holdback shares have not been issued. As of the Closing Date of the Merger, the Company recorded a fair value of $906,000 for the 200,000 holdback shares, which was accounted for as an equity transaction.

The federal tax lien represents a potential obligation that would become payable only upon the sale of the building. As the timing and likelihood of such a sale are uncertain and there are no immediate plans to sell, the Company has not recorded a liability on the balance sheet for this contingent obligation. Should the Company decide to sell the building in the future, this lien may need to be settled from the proceeds of the sale, which could impact the net cash inflow from such a transaction. The Company will continue to monitor the situation and will recognize a liability in the financial statements if and when it becomes probable that the building will be sold and the lien will need to be satisfied.

HBC Earnout Arrangement

As noted in Note 1, in connection with the Merger, HBC shareholders are entitled to up to 22,500,000 shares if certain post-merger per share market prices are achieved. As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Arrangement has been accounted for as an equity transaction as of the closing date of the merger.

See Notes 3 and 6 for further discussion regarding the earnout related to the reverse capitalization transaction and HBC Holdback Shares related to the federal tax lien.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, respectively, there were 86,900,398 and 69,800,000 (adjusted for reverse recapitalization) shares of common stock issued and outstanding, respectively.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000. The issuance costs associated with the Private Placement, including fees to the placement agent and other expenses, totaled $522,867, of which $262,064 was allocated to the issuance of Private Placement common stock and 260,803 was allocated to the issuance of series A and B warrants. The Private Placement closed on March 15, 2024.

As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock, (ii) two Series A warrants (“Series A Warrants”) each to purchase one share of Common Stock, and (iii) one Series B warrant (“Series B Warrants”) to purchase such number of shares of Common Stock as determined on the reset date (as defined in the Subscription Agreement), and in accordance with the terms therein.

NOTE 9 — WARRANTS

IPO Warrants

The warrants issued in connection with the Company’s IPO (the “public warrants”) entitle the holder of each public warrant to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant.

The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and has no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

However, the Company has agreed that as soon as practicable after the closing of the Company’s initial business combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 90th day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by us, the Company may not exercise the Company’s redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

If we call the warrants for redemption as described above, the Company’s management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Company’s warrants. If the Company’s management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. We believe this feature is an attractive option to us if we do not need the cash from the exercise of the warrants after the Company’s initial business combination. If the Company calls its warrants for redemption and the Company’s management does not take advantage of this option, the Company’s sponsor and its permitted transferees would still be entitled to exercise their placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

A holder of a warrant may notify us in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 4.9% or 9.8% (or such other amount as a holder may specify) of the shares of common stock outstanding immediately after giving effect to such exercise.

If the number of outstanding shares of common stock is increased by a stock dividend payable in shares of common stock, or by a split-up of shares of common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of common stock issuable on exercise of each whole warrant will be increased in proportion to such increase in the outstanding shares of common stock. A rights offering to holders of common stock entitling holders to purchase shares of common stock at a price less than the fair market value will be deemed a stock dividend of a number of shares of common stock equal to the product of (i) the number of shares of common stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for common stock) and (ii) one (1) minus the quotient of (x) the price per share of common stock paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for common stock, in determining the price payable for common stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of common stock as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the shares of common stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to the holders of common stock on account of such shares of common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of common stock in connection with a proposed initial business combination, (d) to satisfy the redemption rights of the holders of common stock in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Company’s common stock if we do not complete the Company’s initial business combination within 12 months (or up to 18 months if the Company’s time to complete a business combination is extended as described herein) from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of common stock in respect of such event.

If the number of outstanding shares of the Company’s common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of common stock.

Whenever the number of shares of common stock purchasable upon the exercise of the warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares of common stock purchasable upon the exercise of the warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of shares of common stock so purchasable immediately thereafter.

In case of any reclassification or reorganization of the outstanding shares of common stock (other than those described above or that solely affects the par value of such shares of common stock), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which we are the continuing corporation and that does not result in any reclassification or reorganization of the Company’s outstanding shares of common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which we are dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the shares of the Company’s common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event.

However, if less than 70% of the consideration receivable by the holders of common stock in such a transaction is payable in the form of common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the Black-Scholes value (as defined in the warrant agreement) of the warrant. The purpose of such exercise price reduction is to provide additional value to holders of the warrants when an extraordinary transaction occurs during the exercise period of the warrants pursuant to which the holders of the warrants otherwise do not receive the full potential value of the warrants in order to determine and realize the option value component of the warrant. This formula is to compensate the warrant holder for the loss of the option value portion of the warrant due to the requirement that the warrant holder exercise the warrant within 30 days of the event. The Black-Scholes model is an accepted pricing model for estimating fair market value where no quoted market price for an instrument is available.

The warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. You should review a copy of the warrant agreement, which we filed as an exhibit to the registration statement of which this prospectus forms a part, for a complete description of the terms and conditions applicable to the warrants. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

In addition, if (x) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at a Newly Issued Price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one (1) vote for each share held of record on all matters to be voted on by stockholders.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the warrant holder.

We have agreed that, subject to applicable law, any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. This provision applies to claims under the Securities Act but does not apply to claims under the Exchange Act or any claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Private Warrants

Except as described below, the private warrants have terms and provisions that are identical to those of the public warrants, including as to exercise price, exercisability and exercise period. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Company’s initial business combination (except to the Company’s officers and directors and other persons or entities affiliated with the holders of the private warrants). They will also be exercisable on a cashless basis and will not be redeemable by us so long as they are held by the holders of the private warrants or their permitted transferees. The holders of the private warrants or their permitted transferees have the option to exercise the private warrants on a cashless basis. If the private warrants are held by holders other than the holders of the private warrants and their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

If holders of the private warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by the holders of the private warrants and their permitted transferees is because it is not known at this time whether they will be affiliated with us following an initial business combination. If they remain affiliated with us, their ability to sell the Company’s securities in the open market will be significantly limited. We have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who typically could sell the shares of common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, we believe that allowing the holders to exercise such warrants on a cashless basis is appropriate.

In addition, holders of the Company’s private warrants are entitled to certain registration rights.

The holders of the private warrants have agreed not to transfer, assign or sell any of the private warrants (including the common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date we complete the Company’s initial business combination, except to the Company’s officers and directors and other persons or entities affiliated with the holders of the private warrants.

Series A and Series B Warrants

In accordance with ASC 815, the Series A Warrants and Series B Warrants were determined to be liability classified at the issuance date and subject to periodic remeasurement. As such, on the date of issuance the Company allocated the proceeds between the common stock, Series A Warrants and Series B Warrants first to the fair value of the Series A Warrants and Series B Warrants, which were recorded as a liability. The total fair value of the Series A Warrants and Series B Warrants measured at issuance was $12,656,550 and $82,450, respectively, which exceeded the total gross proceeds from the Private Placement of $3,850,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of stock and warrants of $17,820,998.

The fair value of the Series A Warrants and Series B Warrants as of March 31, 2024 was $21,169,150 and $1,700, respectively, resulting in a loss of $8,431,850 during the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

NOTE 10 — FORWARD PURCHASE AGREEMENT, NON REDEMPTION AGREEMENT AND PRIVATE PLACEMENT FINANCING

Forward Purchase Agreement

On December 13, 2023, Nubia entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller” or “Forward Purchase Investors”) (the “Forward Purchase Agreement”). For purposes of the Forward Purchase Agreement, NUBI is referred to as the “Counterparty” prior to the consummation of the Merger, while Solidion Technology, Inc. (“Pubco”) is referred to as the “Counterparty” after the consummation of the Merger. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, Seller intends, but is not obligated, to, concurrently with the Closing pursuant to Seller’s FPA Funding Amount PIPE Subscription Agreement, purchase up to 9.9% of the total Class A ordinary shares, par value $0.0001 per share, of NUBI (“NUBI Shares”) outstanding following the closing of the Merger, as calculated by Seller (the “Purchased Amount”), less the number of NUBI Shares purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”). Seller will not be required to purchase an amount of NUBI Shares such that, following such purchase, that Seller’s ownership would exceed 9.9% of the total NUBI Shares outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

The Counterparty will pay to Seller the Prepayment Amount required under the Forward Purchase Agreement directly from the Counterparty’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”), no later than the earlier of (a) one Local Business Day after the Closing Date and (b) the date any assets from the Trust Account are disbursed in connection with the Merger; except that to the extent that the Prepayment Amount is to be paid from the purchase of Additional Shares by Seller, such amount will be netted against such proceeds, with Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by Seller will be included in the Number of Shares under the Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. In addition to the Prepayment Amount, Counterparty shall pay directly from the Trust Account, on the Prepayment Date, an amount equal to the product of (x) up to 200,000 (with such final amount to be determined by Seller in its sole discretion via written notice to Counterparty) and (y) the Initial Price.

Following the Closing, the reset price (the “Reset Price”) will initially be the Initial Price. The Reset Price will be subject to reset on a bi-weekly basis commencing the first week following the thirtieth day after the closing of the Merger to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior two weeks; provided the Reset Price shall be subject to reduction upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering.

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

The valuation date will be the earliest to occur of (a) the date that is three (3) years after the date of the closing of the Merger (the date of the closing of the Merger, the “Closing Date”) pursuant to the Merger Agreement, (b) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, any Additional Termination Event, and (c) the date specified by Seller in a written notice to be delivered to the Counterparty at Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon its delivery from Seller to the Counterparty in accordance with the Forward Purchase Agreement. In the event the Valuation Date is determined pursuant to clause (c), the Settlement Amount Adjustment will not apply to the calculation of the Settlement Amount.

On the Cash Settlement Payment Date, which is the tenth Local Business Day immediately following the last day of the Valuation Period, Seller will remit to the Counterparty an amount equal to the Settlement Amount and will not otherwise be required to return to the Counterparty any of the Prepayment Amount and the Counterparty shall remit to Seller the Settlement Amount Adjustment; provided that, if the Settlement Amount less the Settlement Amount Adjustment is a negative number, then neither Seller nor the Counterparty shall be liable to the other party for any payment under the “Cash Settlement Payment” Date section of the Forward Purchase Agreement. Under certain circumstances, the Company would be required to settle in shares or cash at the discretion of the Company.

Seller has agreed to waive any redemption rights with respect to the Recycled Shares in connection with the Merger as well as any redemption rights under NUBI’s Certificate of Incorporation that would require redemption by NUBI of the NUBI Shares. Such waiver may reduce the number of NUBI Shares redeemed in connection with the Merger, and such reduction could alter the perception of the potential strength of the Merger. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Merger, including Rule 14e-5 under the Securities Exchange Act of 1934.

On February 2, 2024, upon consummation of the Merger, NUBI made a payment to each Forward Purchase Investor in respect of their respective Recycled Shares. This payment totaled 7,352 shares and included a cash payment of $80,241 released from the Trust Account. The payment was calculated as an amount equal to (a) the number of Recycled Shares multiplied by the redemption price per share (the “Initial Price”) as defined in Section 9.2(b) of NUBI’s Certificate of Incorporation, effective as of March 10, 2023, as amended from time to time (the “Certificate of Incorporation”), less (b) the Prepayment Shortfall. Additionally, on February 2, 2024, NUBI made a payment to Forward Purchase Investors of $2,193,800 from the trust account as reimbursement for the 200,000 consideration shares.

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 5,838,537 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the number of Additional Shares to 8,038,537. As of March 31, 2024, the Additional Shares have not been issued to the Forward Purchase Investors.

Non-Redemption Agreement

On December 13, 2023, NUBI entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain investors named therein (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to each Non-Redemption Agreement, each Backstop Investor agreed that, on or prior to Closing, it will beneficially own not greater than the lesser of (i) that number of Backstop Shares set forth in the Non-Redemption Agreement and (ii) the total number of NUBI Shares beneficially owned by Backstop Investor and its affiliates and any other persons whose beneficial ownership of NUBI Shares would be aggregated with those of Backstop Investor for purposes of Section 13(d) of the Securities Exchange Act of 1934 not exceeding 9.99% of the total number of issued and outstanding NUBI Shares, and shall not elect to redeem or otherwise tender or submit for redemption any of such Backstop Shares in connection with the second special meeting of NUBI stockholders to be held for the purpose of approving the Merger (the “Second Special Meeting”); provided, however, that in the event Backstop Investor has previously elected to redeem, tender or submit any Backstop Shares for redemption, Backstop Investor shall rescind or reverse such redemption request prior to Closing and NUBI shall accept such request(s) promptly once submitted by Backstop Investor.

On February 2, 2024, upon consummation of the Merger, NUBI paid to each Backstop Investor a payment in respect of its respective Backstop Shares a payment in cash released from the Trust Account in an amount equal to the product of (x) the number of Backstop Shares and (y) the Redemption Price, less $4.00. The total cash payment paid to Backstop Investors was $13,937,997 released from the trust account.

Private Placement Financing

On March 13, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”) for aggregate gross proceeds of approximately $3.85 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. EF Hutton, LLC, acted as the exclusive placement agent for the Private Placement. The Private Placement closed on March 15, 2024.

As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “common stock”) (or one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”)), (ii) two Series A warrants each to purchase one share of common stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of common stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series B Warrant” and together with the Pre-Funded Warrant and the Series A Warrant, the “Warrants”).

The Pre-Funded Warrants are exercisable on issuance at an exercise price of $0.0001 per share of common stock and will not expire until exercised in full. The Series A Warrants are exercisable upon issuance and have an exercise price of $0.75 per share of common stock (subject to certain anti-dilution and share combination event protections) and have a term of 5.5 years from the date of Stockholder Approval (as defined in the Subscription Agreement). The Series B Warrants will be exercisable following the Reset Date (as defined in the Series B Warrant), will have an exercise price of $0.0001 per share of common stock and will have a term of 5.5 years from the date of Stockholder Approval (as defined in the Subscription Agreement). The exercise price and number of shares of common stock issuable under the Series A Warrants are subject to adjustment and the number of shares of common stock issuable under the Series B Warrant will be determined following the later to occur of: (i) the earlier of (A) the first trading day after the date on which a resale registration statement covering the resale of all Registrable Securities (as defined in the Series B Warrant) has been declared effective for 10 consecutive trading days or (B) the first trading day after the date on which the PIPE Investors may sell the Registrable Securities pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) for a period of 10 consecutive trading days, or (ii) the 11th trading day after Stockholder Approval (as defined in the Subscription Agreement) is obtained (the “Reset Date”), and to be determined pursuant to the lowest daily average trading price of the common stock during the Reset Period (as defined in the Series B Warrant), subject to a pricing floor of $0.15 per share of common stock, such that the maximum number of shares of common stock underlying the Series A Warrants and Series B Warrants would be an aggregate of approximately 10,266,664 shares and 25,666,660 shares, respectively. In the event either of clauses (i) or (ii) in the immediately preceding sentence has not occurred, “Reset Date” means the 11th trading day after twelve months and 30 trading days following the issuance date of the Series B Warrants.

In connection with the Private Placement, the Company entered into a registration rights agreement with the PIPE Investors, dated as of March 13, 2024 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued pursuant to the Securities Purchase Agreement and the common stock issuable upon exercise of the Warrants. The Company filed a registration statement with the SEC pursuant to the Registration Rights Agreement on April 15, 2024. The registration statement has not yet been declared effective by the SEC.

NOTE 11 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued Convertible Notes of $527,500 to meet our working capital requirements. The Notes convert to approximately 3.3 million common shares. The outstanding balance on Convertible Notes amounted to $527,500 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note is payable on designated dates, with $183,333 due on April 1, 2024, and subsequent payments of the same amount scheduled on the first business day of each following month until the final payment on March 1, 2025.

Loeb and Loeb LLP

On February 1, 2024, the Company executed a Promissory Note with Loeb and Loeb, totaling $540,000 for legal services provided to the Company in connection with the Company’s Merger with HBC. The principal and interest amount of this Note is payable in 12 equal monthly installments beginning on March 1, 2024. The Note bears implied interest of 23.5% per annum, resulting in total interest payments of approximately $127,000 over the term of the Note. The monthly installments include both principal and interest payments.

The outstanding balance on Short-term Notes Payable amounted to $2,188,769 and $0 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 12 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2024 and 2023, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit has been recorded in relation to the pre-tax losses for three months ended March 31, 2024 and 2023, due to a full valuation allowance to offset any deferred tax assets.

NOTE 13 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the period ended March 31, 2024, the Company granted unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $1,359,000 in the period. This compensation cost is included within Selling, general, and administrative expenses on the Company’s condensed, consolidated and combined statements of operations. There were no similar common stock grants during the period ended March 31, 2023.

Restricted Stock Units and Stock Options

There were no restricted stock units or stock options granted during the periods ended March 31, 2024 and 2023, respectively. Additionally, there were no restricted stock units or stock options outstanding at either the beginning of the end of the periods ended March 31, 2024 and 2023, respectively.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 6,000,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. As the likelihood of such targets being met was determined to be remote, the expense related to these awards was immaterial during the period ended March 31, 2024.

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through March 31, 2024, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

NOTE 14 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2024	2023
Derivative Liabilities:
Forward purchase agreement	3	$20,640,600	$-
Warrants – Series A and B	3	$21,170,850	$-

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA. The model measured the total present value of the Company’s proceeds at approximately $1,600,000 and the total present value of the Company’s liability at approximately $22,200,000, resulting in a net liability of approximately $20,600,000 as of March 31, 2024.

The fair value measurement of the FPA at February 2, 2024 and March 31, 2024, was calculated using the following range of weighted average assumptions:

	March 31,	February 2,
	2024	2024
Risk-free interest rate	4.43%	4.14%
Stock price	$2.75	$4.53
Expected life	2.8 years	2.8 years
Expected volatility of underlying stock	70.0%	70.0%
Dividends	0%	0%

Warrants – Series A and B

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at the date of issuance (March 15, 2024), which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$1.74	$1.74
Risk free rate	4.2%	4.2%
Expected volatility	82.5%	82.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.75	$0.0001

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at March 31, 2024, which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$2.75	$2.75
Risk free rate	4.1%	4.1%
Expected volatility	82.5%	82.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.75	$0.0001

The fair value of the Series A Warrants and Series B Warrants as of March 31, 2024 was $21,169,150 and $1,700, respectively, resulting in a loss from change in fair value of derivatives and issuance of warrants of $8,431,850 and $8,889,000, respectfully during the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024.

Fair Value
Measurement
Using Level 3
Forward purchase agreement	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, February 2, 2024	20,889,950
Change in fair value	(249,350)
Balance, March 31, 2024	$20,640,600

Fair Value
Measurement
Using Level 3
Warrants – Series A and B	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, March 15, 2024	12,739,000
Change in fair value	8,431,850
Balance, March 31, 2024	$21,170,850

HBC earnout shares

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the Merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Due to Related Party

On April 29, 2024, the Company made a payment of $669,985 to reimburse G3 for Merger-related transaction expenses.

Benesch Short-term Note

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff LLP in the amount of $670,000. The interest rate is 7% per annum, with maturity date of November 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Solidion Technology, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

Solidion Technology, Inc, previously the operations of “Honeycomb Battery Company”, formerly the energy solutions division of Global Graphene Group, Inc., is a Dallas, TX, USA-based advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion is recognized as a global leader in intellectual property in both the high-capacity anode and the high-energy solid-state battery, as recognized by KnowMade, a French company that specializes in research and analysis of scientific and patent information. Solidion is uniquely positioned to offer advanced anode materials (delivering a specific capacity from 300 to 3,500+ milliampere-hours per gram mass (“mAh/g”)) as well as silicon-rich all-solid-state lithium-ion cells, anodeless lithium metal cells, and lithium-sulfur cells, each featuring an advanced polymer or hybrid solid electrolyte that is most process-friendly.

Our Technologies and Products

Anode active materials

Our products include graphite-based anode materials. What makes us be different from other manufacturers would be that the Company will have the flexibility to use raw materials from sustainable sources. In order to reach the ambitious goal of net zero greenhouse gas emission by 2050, thorough examination of the entire supply chain line can show insufficiencies. With the increasing trend of EVs on the road, proliferation of renewable energy – battery systems, the scrutiny of battery material production impacts on the environment becomes increasingly relevant. Graphite is currently indispensable as a battery anode material, dominating the vast majority of the rechargeable battery market due to its long-term cycle life and low cost of production. Synthetic graphite is currently produced almost exclusively from petroleum coke and pitch. Solidion proposes to manufacture battery-grade anode materials by introducing renewable and carbon negative biochar produced from waste biomass as alternative feedstock. By collecting dead trees, trimming, and other waste biomass, the process of creating biochar sequesters the elemental carbon and prevents the release of carbon as green-house gas through natural decomposition or wildfires. Hence the process of converting waste biomass to biochar has been shown to be carbon neutral or even negative depending on the end use of the biochar. Given that biochar when mixed into soil, can remain sequestered for scale of thousand years, it will likely remain as sequestered carbon in a sealed cell until recycled and reused, hence prolonging its sequestered state. Solidion has developed a process technology that is expected to allow cost-effective production of anode-grade graphite from this unique sustainable source. Subject to the Supply and License Agreement we entered into with G3, Solidion is allowed to manufacture graphene and graphite products for use in our battery-related products and prohibits resale of the manufactured graphene and graphite products other than after modification to create electrode materials.

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

Summary of Solidion’s products and stages of development

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

Recent Developments

Honeycomb Battery Company Merger

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, “Solidion” or “Solidion Technology, Inc.”), consummated the previously announced Merger (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

We received net proceeds from the Merger totaling $17,555. The Company is applying the proceeds from the Merger toward its corporate growth strategy related to the commercialization of our battery technology and the scaling of its manufacturing operations.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $3.85 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The net proceeds from the Private Placement were used for working capital and general corporate purposes. The Private Placement closed on March 15, 2024.

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

Components of Results of Operations

Revenue

The Company is focused on commercializing and manufacturing battery materials and next-generation battery cells. Historically, and during the periods presented, we have generated minimal revenue from product samples. We do not expect to begin generating significant revenue until we complete the commercialization process and build out manufacturing capacity. Future capacity may come from joint ventures with strategic partners, sourcing third-party manufacturing from our network, or pursuing mergers and acquisitions.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, equipment, engineering, maintenance of facilities, data analysis, and materials.

Selling, general and, administrative

Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation related to executive management, finance, legal, and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, such rent, office supplies and information technology costs.

Other Income (Loss)

Change in fair value of Derivative Liabilities

Change in fair value of Derivative Liabilities consists of fluctuations in the fair value of an agreement between the Company and investors facilitating future purchases of the Company’s stock by the Investor based on a Monte Carlo simulation model.

Interest Income

Interest income is derived from the Company’s operating cash account, which is periodically invested in short-term money market funds.

Interest Expense

Interest expense consists primarily of the interest on the Company’s short-term notes, and D&O insurance premium financing arrangement.

Results of Operations

The following information includes, in Solidion’s opinion, all necessary adjustments to fairly present its results of operations for these periods. This data should be read in conjunction with Solidion’s financial statements and accompanying notes. These results of operations are not necessarily indicative of future performance.

Summary of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,
	2024	2023

Net sales	$-	$300
Cost of goods sold	-	-
Operating expenses	3,759,336	1,742,117
Total other income (expense)	(26,006,927)	275
Net loss	$(29,766,263)	$(1,741,542)

Operating Expenses

Operating expenses increased by $2,017,219 for the three months ended March 31, 2024. This increase was primarily driven by professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other expense increased by $26,007,202 for the three months ended March 31, 2024. This increase was largely driven by a loss of $8,182,500 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was a loss of $17,820,998 from the issuance of common stock and warrants related to the Private Placement financing.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating Activities	(2,040,712)	(1,373,441)
Investing Activities	(91,348)	(40,567)
Financing Activities	3,954,881	812,855
Net increase (decrease) in cash	1,822,821	(601,153)

Net Cash used in Operating Activities

For the three months ended March 31, 2024, cash used in operating activities was $2,040,712. This primarily resulted from a net loss of $29,766,263, which included significant non-cash losses, driven by a loss of $8,182,500 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $17,820,998 from the issuance of common stock and warrants related to the Private Placement financing. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization and stock-based compensation, totaling $27,456,890. Additionally, changes in operating assets and liabilities provided $268,661 of cash from operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $1,373,441 which consisted of net loss of $1,741,542 and changes in operating assets and liabilities provided $262,429 of cash from operating activities.

Net Cash used in Investing Activities

For the three months ended March 31, 2024, the Company used cash of $91,348 in investing activities consisting of capitalized patent costs.

For the three months ended March 31, 2023, the Company used cash of $40,567 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the year ended three months ended March 31, 2024, the Company generated cash of $3,954,881 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $3,850,000 and 527,500, respectively. These increases were offset by repayment of short-term notes and repayment of related party advances of $424,277 and $241,106, respectively.

For the three months ended March 31, 2023, the Company generated cash of $812,855 from financing activities, consisting of capital contributions by G3.

Going Concern Considerations, Liquidity and Capital Resources

Since Solidion’s inception, the Company has experienced recurring net losses and has generated minimal sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s ability to fund our operations and capital expenditures depends on our ability to raise additional external capital. This is subject to our future operating performance and general economic, financial, competitive, legislative, regulatory, and other conditions, some of which are beyond our control. We are currently engaged in discussions with various financing counterparties to secure sufficient capital to meet our business needs for the foreseeable future. The Company plans to finance its operations with proceeds from the sale of equity securities, government grants and loans, or debt; however, there is no assurance that management’s plans to obtain additional debt, grants or equity financing will be successfully implemented or implemented on terms favorable to the Company.

As of March 31, 2024, we had an accumulated deficit of $119,717,769. Additionally, $3,056,482 in NUBI transaction costs incurred were accrued at the Closing Date in connection with the Merger and are due to be paid within the next twelve (12) months. During the three months ended March 31, 2024, we incurred losses from operations totaling $3,759,336 and net cash used in operating activities of $2,040,712. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At March 31, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of March 31, 2024, our contractual obligations are as follows:

Total
Due to related party	$757,858
Income tax payable	$89,267
Excise taxes	$890,385
Convertible notes	$527,500
Short-term notes payable	$2,188,769
Total	$4,453,779

The amounts above reflect current liabilities presented on the Company’s financial statements.

At March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. We have identified the following as our critical accounting estimate as of and for the three months ended March 31, 2024:

Forward Purchase Agreement

The Company accounts for the forward purchase agreement as either equity-classified or liability-classified instruments based on an assessment of the FPA specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA are outstanding.

For issued or modified FPA that meet all of the criteria for equity classification, the FPA is required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPAs that do not meet all of the criteria for equity classification, the FPA are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding FPA as liability-classified instruments.

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 9 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The adoption is not expected to have a material impact to the Company’s financial statements or disclosures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our principal executive officer and principal financial and accounting officer that our disclosure controls and procedures as of March 31, 2024 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that our financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the period ended March 31, 2024, we identified a material weakness in our internal control over reporting related to accounting due to an insufficient complement of qualified technical accounting and financial reporting personnel to perform control activities involving complex and/or non-routine transactions. This material weakness contributed to an additional material weakness in controls over the period end financial reporting process and preparation of financial statements not being executed timely.

These control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected.

Management’s Plan to Remediate the Material Weaknesses

Remedial actions have been and are being implemented to address the underlying causes of the material weaknesses, including improving technical processes around non-routine or complex transactions, supplementing the technical capabilities of our accounting staff with additional contract resources and improving the documentation of the review of the accounting, presentation and disclosure of such transactions.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2024, we entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement with certain institutional investors (the “Investors”) for aggregate gross proceeds of approximately $3.85 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. EF Hutton, LLC, acted as the exclusive placement agent for the Private Placement. The Private Placement closed on March 15, 2024. As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock), (ii) two Series A warrants each to purchase one share of Common Stock and (iii) one Series B warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein. The securities issued in connection with the Private Placement were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Investors are accredited investors for purposes of Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
4.3	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.1	Contribution Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc. and Honeycomb Battery Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024).
10.2	Supply and License Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc., Angstron Materials, Inc., and Honeycomb Battery Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024).
10.3	Shared Services Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc. and Honeycomb Battery Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024).
10.4	Registration Rights Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024).
10.5	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Vlad Prantsevich (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on April 15, 2024).
10.6	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Jaymes Winters (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on April 15, 2024).
10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.9	Form of Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: June 6, 2024	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: June 6, 2024	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)