Form 10-Q
period 2024-06-30
Solidion Technology Inc.
filed 2024-08-13
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 92,478,443 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

EXPLANATORY NOTE

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions (as defined below), the “Combined Company” or “Solidion Technology, Inc.”), consummated a merger (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

Unless the context otherwise requires, the “registrant” and the “Company” refer to Nubia prior to the Closing and to the Combined Company and its subsidiaries following the Closing and “HBC” and “Honeycomb” refers to Honeycomb Battery Company and its subsidiaries prior to the Closing and the business of the Combined Company and its subsidiaries following the Closing.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $11.50 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq. The unaudited condensed consolidated and combined financial statements included herein reflect the operations of HBC for prior periods, as HBC is the accounting acquirer and predecessor. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$256,504	$780
Accounts receivable	999	2,164
Other receivable	302,500	187,500
Inventory	24,430	22,730
Prepaid expenses	267,717	44,892
Other current assets	777,135	-
Total Current Assets	1,629,285	258,066

Property and Equipment, net of depreciation	2,193,641	2,319,152
Patents, net of amortization	1,938,690	1,852,649
Other assets	778,167	-
Total Assets	$6,539,783	$4,429,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,401,885	$144,923
Income taxes payable	89,267	-
Excise tax payable	890,385	-
Derivative liabilities	16,844,750	-
Due to related party	87,873	872,485
Convertible notes	527,500	-
Short-term notes payable	2,858,769	-
Total Liabilities	24,700,429	1,017,408

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,100,341 and 69,800,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8,709	6,980
Additional paid-in capital	79,610,239	28,850,985
Stock subscription receivable	(80,241)	-
Accumulated deficit	(97,699,353)	(25,445,506)
Total Stockholders’ Equity (Deficit)	(18,160,646)	3,412,459
Total Liabilities and Stockholders’ Equity (Deficit)	$6,539,783	$4,429,867

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net sales	$-	-	$-	300
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	300

Operating Expenses
Research and development	400,658	681,646	1,129,772	1,442,131
Selling, general and administrative	2,532,651	351,330	5,562,873	1,332,962
Total operating expenses	2,933,309	1,032,976	6,692,645	2,775,093

Operating loss	(2,933,309)	(1,032,976)	(6,692,645)	(2,774,793)

Other Income (Expense)
Change in fair value of derivative liabilities	24,966,700	-	16,784,200	-
Issuance of common stock and warrants	-	-	(17,820,998)	-
Interest income	171	-	482	-
Interest expense	(19,184)	-	(22,923)	-
Other income (expense)	4,038	391	4,037	666
Total other income (expense)	24,951,725	391	(1,055,202)	666

Net Income (loss)	22,018,416	$(1,032,585)	(7,747,847)	$(2,774,127)

Weighted average number of shares of common stock outstanding, basic	86,913,581	69,800,000	82,556,000	69,800,000
Basic net income (loss) per share of common stock	$0.25	$(0.01)	$(0.09)	$(0.04)
Weighted average number of shares of common stock outstanding, diluted	96,159,497	69,800,000	82,556,000	69,800,000
Diluted net income (loss) per share of common stock	$0.23	$(0.01)	$(0.09)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	6,004,741	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	5,962,325	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Private Placement	5,133,332	513	8,931,484	—	—	8,931,997
Issuance costs in connection with the Private Placement	—	—	(262,064)	—	—	(262,064)
Stock-based compensation	—	—	1,359,000	—	—	1,359,000
Net loss	—	—	—	(29,766,263)	—	(29,766,263)
Balance at March 31, 2024	86,900,398	8,689	79,158,563	(119,717,769)	(80,241)	(40,630,758)
Shares issued from exercise of Series B Warrants	199,943	20	14	—	—	34
Stock-based compensation	—	—	451,662	—	—	451,662
Net Income	—	—	—	22,018,416	—	22,018,416
Balance at June 30, 2024	87,100,341	$8,709	$79,610,239	$(97,699,353)	$(80,241)	$(18,160,646)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	—	$—	$26,104,307	$(20,120,881)	5,983,426
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—
Adjusted beginning balance	69,800,000	6,980	26,097,327	(20,120,881)	5,983,426
Contributions and net transfers with related parties	—	—	442,368	—	442,368
Net loss	—	—	—	(1,741,542)	(1,741,542)
Balance at March 31, 2023	69,800,000	$6,980	$26,539,695	$(21,862,423)	$4,684,252
Contributions and net transfers with related parties	—	—	185,865	—	185,865
Net loss	—	—	—	(1,032,585)	(1,032,585)
Balance at June 30, 2023	69,800,000	$6,980	$26,732,540	$(22,895,008)	$3,837,532

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows From Operating Activities:
Net loss	$(7,747,847)	$(2,774,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	197,303	182,179
Stock based compensation	1,810,662	—
Change in fair value of derivative liabilities	(16,784,200)	—
Issuance of common stock and warrants	17,820,998	—
Changes in operating assets and liabilities:
Accounts receivable	1,164	40
Other receivable	(115,000)	—
Inventory	(1,700)	—
Prepaid expenses	(57,418)	(11,700)
Other current assets	(777,135)	—
Other non-current assets	(778,167)	—
Accounts payable and accrued expenses	2,889,968	9,135
Due to related party	—	444,076
Net Cash Used In Operating Activities	(3,541,372)	(2,150,397)

Cash Flows From Investing Activities:
Capitalized patent costs	(157,834)	(62,235)
Net Cash Used In Investing Activities	(157,834)	(62,235)

Cash Flows From Financing Activities:
Capital contributions from related party	487,273	1,592,095
Cash received from NUBI Trust	25,160,047	—
Discount payment related to Non Redemption Agreement	(13,937,997)	—
Payment for reimbursement of consideration shares related to the Forward Purchase Agreement	(2,193,800)	—
Payment for reimbursement of Recycled Shares related to Forward Purchase Agreement	(80,241)	—
Payment of transaction expenses in connection with the Merger	(8,948,009)	—
Inflow from Merger	17,555	—
Proceeds from convertible notes	527,500	—
Proceeds from short-term notes	670,000	—
Repayment of short-term notes	(424,277)	—
Proceeds from issuance of common stock and warrants in connection with the Private Placement	3,850,000	—
Proceeds from issuance of common stock from exercise of warrants	34	—
Issuance costs in connection with the Private Placement	(262,064)	—
Payment of related party payable	(911,091)	—
Net Cash Provided By Financing Activities	3,954,930	1,592,095

Net change in cash	255,724	(620,537)

Cash at beginning of period	780	621,575
Cash at end of period	$256,504	$1,038

Supplemental disclosure
Cash paid for interest expense	$89,012	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$1,216	—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024, was incorporated in Delaware on June 14, 2021 and is an advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion’s headquarters is in Dallas, Texas. Research and development and manufacturing operations are located in Dayton, Ohio.

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

As of June 30, 2024, none of the Earnout Shares had been earned by G3.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the six months ended June 30, 2024, the Company recorded a net loss of $7,747,847, which included a gain of $16,784,200 due to the change in the fair value of derivative liabilities and a $17,820,998 loss due to the issuance of common stock and warrants, net cash used in operating activities of $3,541,372 and as of June 30, 2024, had cash and cash equivalents of $256,504. For the year ended December 31, 2023, the Company recorded a net loss of $5,324,624 and net cash used in operating activities of $4,068,302.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements as of and for the three and six months ended June 30, 2023 for the Battery Group of Global Graphene Group, Inc. (also known as the energy solutions division of Global Graphene Group, Inc.), the Company determined that it had incorrectly accounted for operating expenses in the previously issued unaudited interim financial statements for the three and six months ended June 30, 2023. Specifically, the Company had not timely accrued operating expenses in the three and six month periods ended June 30, 2023, resulting in an understatement of operating expenses and payable to parent liability for those periods. In addition, the Company had incorrectly excluded certain patents contributed to the Battery Group of Global Graphene Group, Inc. by its parent. This resulted in an understatement of patents, net of amortization and contributions and net transfers with related parties. The amortization expense associated with these patents was also understated. As a result, the financial statements as of and for the three and six month periods ended June 30, 2023, have been restated.

In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company assessed the impact of these errors and determined that it was not material to its previously issued financial statements.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As Previously Reported	Adjustments	As Restated

Condensed Consolidated and Combined Statement of Operations for the three months ended June 30, 2023

Operating expenses
Selling, general and administrative	308,245	43,085	351,330
Total operating expenses	989,891	43,085	1,032,976

Operating loss	(989,891)	(43,085)	(1,032,976)

Net Income (loss)	$(989,500)	$(43,085)	$(1,032,585)

Condensed Consolidated and Combined Statement of Operations for the six months ended June 30, 2023

Operating expenses
Selling, general and administrative	951,386	381,576	1,332,962
Total operating expenses	2,393,517	381,576	2,775,093

Operating loss	(2,393,217)	(381,576)	(2,774,793)

Net Income (loss)	(2,392,551)	(381,576)	(2,774,127)

Basic and diluted net income (loss) per share of common stock	$(0.03)	$(0.01)	$(0.04)

Condensed Consolidated and Combined Statement of Cash Flows for the six months ended June 30, 2023

Cash Flows From Operating Activities:
Net loss	$(2,392,551)	$(381,576)	$(2,774,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to related party	-	444,076	444,076
Net Cash Used In Operating Activities	(2,212,897)	62,500	(2,150,397)

Cash Flows From Investing Activities:
Capitalized patent costs	(32,065)	(30,170)	(62,235)
Net Cash Used In Investing Activities	(32,065)	(30,170)	(62,235)

Cash Flows From Financing Activities:
Capital contributions from related party	1,624,425	(32,330)	1,592,095
Net Cash Provided By Financing Activities	1,624,425	(32,330)	1,592,095

Net change in cash	$(620,537)	$-	$(620,537)

Condensed Consolidated and Combined Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2023

Contributions and net transfers with related parties	226,698	(40,833)	185,865
Net loss	(989,500)	(43,085)	(1,032,585)

Stockholders’ Equity (Deficit), Balance at June 30, 2023	$3,865,588	$(28,056)	$3,837,532

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2024 and December 31, 2023, the Company determined that no allowance was required.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by G3 on behalf of The Battery Group of G3, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, G3’s Battery Group was responsible for funding 50% of this additional trust funding requirement. As of June 30, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of June 30, 2024.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of June 30, 2024 and December 31, 2023, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2024 and 2023.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Leasehold improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $68,416, $125,510, $64,515 and $156,871 for the three and six months ended June 30, 2024 and 2023, respectively.

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

Net unissued and issued patents were $1,081,011 and $857,680 as of June 30, 2024, respectively; and $1,103,792 and $748,857 as of December 31, 2023, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2024 and 2023.

Amortization expense of patents was $34,495, $71,793, $11,992 and $25,308 for the three and six months ended June 30, 2024 and 2023, respectively.

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

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their include would be anti-dilutive as of June 30, 2024 and 2023. As such, net loss per common stock is the same for basic and diluted loss per share for the three and six months ended June 30, 2023 and the six months ended June 30, 2024.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive.

	June 30, 2024	December 31, 2023
HBC Holdback Shares	200,000	-
Warrants – Public	6,175,000	-
Warrants – Private	5,405,000	-
Warrants - Series A	22,141,701	-
Warrants - Series B	5,549,655	-
Stock-based compensation - equity awards	300,000	-
Forward Purchase Agreement - Additional Shares	8,038,537	-
Convertible notes	3,396,261	-
HBC Earnout Shares	22,500,000	-
Total common stock equivalents excluded from dilutive loss per share	73,706,154	-

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the three months ended June 30, 2024, as their inclusion would be dilutive.

June 30, 2024
Warrants - Series B	5,549,655
Stock-based compensation - equity awards	300,000
Convertible notes	3,396,261
Total common stock equivalents included in dilutive income per share	9,245,916

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 15.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding public warrants as equity-classified instruments. The company accounts for the outstanding Series A and Series B warrants related to the Private Placement financing as liability-classified instruments as certain adjustments to the settlement amount are not components of the fixed-to-fixed model used to assess the “own equity” exception that allows for equity classification.

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

Other Current Assets

The composition of other current assets was:

	June 30, 2024	December 31, 2023
Directors & Officers Insurance	777,135	-
Total other assets	777,135	-

Other Assets

The composition of other assets was:

	June 30, 2024	December 31, 2023
Directors & Officers Insurance	778,167	-
Total other assets	778,167	-

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

NOTE 4 — RECAPITALIZATION

As discussed in Note 1, the Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received net proceeds of $17,555 after deducting transaction costs. The following table reconciles the elements of the Merger to the condensed consolidated and combined statements of cash flows and the condensed consolidated and combined statements of changes in stockholders’ equity (deficit) for the period ended June 30, 2024:

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

IPO warrants

In connection with the Nubia’s initial public offering in 2022, 6,175,000 public warrants were issued and 5,405,000 warrants were issued in a private placement, all of which warrants remained outstanding and became warrants for the Common Stock in the Company.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Combined Company common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of June 30, 2024, the 200,000 holdback shares have not been issued.

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

As of June 30, 2024, none of the Earnout Shares had been earned by G3.

NOTE 5 — PATENTS

Issued patents are recognized on the balance sheets net of accumulated amortization of $1,938,690 and $1,852,649 as of June 30, 2024 and December 31, 2023, respectively. Amortization expense for the patents included in these financial statements was $34,495, $71,793, $11,992 and $25,308 for the three and six months ended June 30, 2024 and 2023, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $148,000 per year.

NOTE 6 — FOREIGN OPERATIONS

The foreign subsidiary of the Company represented $34,057 and $24,132 of total assets, and $21,268 and $62,753 of total liabilities as of June 30, 2024 and December 31, 2023, respectively. Of the total assets, property and equipment totaled $10,250 and $14,500 as of June 30, 2024 and December 31, 2023, respectively. There were no revenues recognized by the foreign subsidiary for the three and six months ended June 30, 2024 and 2023. Total expenses incurred by the foreign subsidiary were $56,337, $97,756 and $60,908, 140,447 for the three and six months ended June 30, 2024 and 2023, respectively.

NOTE 7 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contribution from G3 amounted to $487,273 and $1,592,095 for the period ended June 30, 2024 and 2023, respectively.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by Global Graphene Group (“G3”) on behalf of the Battery Group, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, the Battery Group was responsible for funding 50% of this additional trust funding requirement. As of June 30, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of June 30, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA were $76,521 for the period of February 2, 2024 to June 30, 2024. Amounts outstanding as of June 30, 2024 were $13,000.

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

On April 29, 2024, the Company made a payment of $669,985 to reimburse G3 for Merger-related transaction expenses. During the three and six months ended June 30, 2024, the Company repaid $669,985 and $879,985, respectively, due to related parties. Amounts outstanding as of June 30, 2024 to G3 and Mach FM were $0 and $87,873, respectively.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of June 30, 2024, the 200,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Notes 4 and 8 for further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 200,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $1,950,000 as of August 2024.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Combined Company common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of June 30, 2024, the 200,000 holdback shares have not been issued. As of the Closing Date of the Merger, the Company recorded a fair value of $906,000 for the 200,000 holdback shares, which was accounted for as an equity transaction.

The G3 Tax Lien represents a potential obligation that would become payable only upon the sale of the building. As the timing and likelihood of such a sale are uncertain and there are no immediate plans to sell, the Company has not recorded a liability on the balance sheet for this contingent obligation. Should the Company decide to sell the building in the future, this lien may need to be settled from the proceeds of the sale, which could impact the net cash inflow from such a transaction. The Company will continue to monitor the situation and will recognize a liability in the financial statements if and when it becomes probable that the building will be sold and the lien will need to be satisfied.

HBC Earnout Arrangement

As noted in Note 1, in connection with the Merger, HBC shareholders are entitled to up to 22,500,000 shares if certain post-merger per share market prices are achieved. As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Arrangement has been accounted for as an equity transaction as of the closing date of the merger.

See Notes 4 and 8 for further discussion regarding the earnout related to the reverse capitalization transaction and HBC Holdback Shares related to the federal tax lien.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, respectively, there were 87,100,341 and 69,800,000 (adjusted for reverse recapitalization) shares of common stock issued and outstanding, respectively.

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

NOTE 10 — WARRANTS

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

If and when the warrants become redeemable by us, the Company may not exercise the Company’s redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Company’s initial public offering.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Company’s warrants. If the Company’s management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. We believe this feature is an attractive option to us if we do not need the cash from the exercise of the warrants after the Company’s initial business combination. If the Company calls its warrants for redemption and the Company’s management does not take advantage of this option, the Company’s sponsor and its permitted transferees would still be entitled to exercise their placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

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

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to the holders of common stock on account of such shares of common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of common stock in connection with a proposed initial business combination, (d) to satisfy the redemption rights of the holders of common stock in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Company’s common stock if we do not complete the Company’s initial business combination within 12 months (or up to 18 months if the Company’s time to complete a business combination is extended as described herein) from the closing of the Company’s initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of common stock in respect of such event.

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

The Company has agreed that, subject to applicable law, any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. This provision applies to claims under the Securities Act but does not apply to claims under the Exchange Act or any claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Private Warrants

Except as described below, the private warrants have terms and provisions that are identical to those of the public warrants, including as to exercise price, exercisability and exercise period. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Company’s initial business combination (except to the Company’s officers and directors and other persons or entities affiliated with the holders of the private warrants). They will also be exercisable on a cashless basis and will not be redeemable by us so long as they are held by the holders of the private warrants or their permitted transferees. The holders of the private warrants or their permitted transferees have the option to exercise the private warrants on a cashless basis. If the private warrants are held by holders other than the holders of the private warrants and their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Company’s initial public offering.

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

The fair value of the Series A Warrants and Series B Warrants as of June 30, 2024 was $9,139,200 and $2,889,750, respectively, resulting in a gain of $9,141,900 and $710,050 during the three and six months ended June 30, 2024. The number of Series A Warrants and Series B Warrants exercised as of June 30, 2024, was 0 and 333,333, respectively, resulting in the issuance of 199,943 common shares.

NOTE 11 — FORWARD PURCHASE AGREEMENT, NON REDEMPTION AGREEMENT AND PRIVATE PLACEMENT FINANCING

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

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 5,838,537 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 8,038,537. On June 11, 2024 the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 9,543,002. As of June 30, 2024, the Additional Shares had not been issued to the Forward Purchase Investors.

On July 17, 2024, plaintiffs Meteora Capital Partners LP, Meteora Select Trading Opportunities Master LP and Meteora Strategic Capital LLC brought a lawsuit against Solidion in Delaware Chancery Court seeking specific performance and monetary damages related to the Forward Purchase Agreement. As a result of the ongoing legal proceedings, the Company expects to receive an amended Pricing Date Notice, which will revise the total number of Additional Shares to 8,996,779. This anticipated revision has been considered in the fair valuation of the related financial instrument. For further details, refer to Note 16 – Subsequent Events. Additionally, the fair value measurement of this instrument, reflecting the anticipated outcome, is discussed in Note 15 – Fair Value Measurements.

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming a total number of Additional Shares of 8,996,779. The model measured the total present value of the Company’s proceeds at approximately $216,967 and the total present value of the Company’s liability at approximately $5,032,777, resulting in a net liability of approximately $4,815,800 as of June 30, 2024. In the event the total number of Additional Shares is 9,543,002, as contemplated in the Pricing Date Notice dated June 11, 2024, the total present value of the Company’s proceeds would change to $245,051, and the total present value of the Company’s liability would change to $5,403,534, resulting in a net liability of approximately $5,158,483.

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

In connection with the Private Placement, the Company entered into a registration rights agreement with the PIPE Investors, dated as of March 13, 2024 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock issued pursuant to the Securities Purchase Agreement and the common stock issuable upon exercise of the Warrants. The Company filed a registration statement with the SEC pursuant to the Registration Rights Agreement on April 15, 2024. The registration statement has been declared effective by the SEC on June 17, 2024.

Reset Period

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $0.3478. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 22,141,701 shares and 5,749,598 shares, respectively. As of June 30, 2024, investors had exercised 0 Series A Warrants and 199,943 Series B Warrants, resulting in the issuance of 199,943 common shares.

NOTE 12 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued Convertible Notes of $527,500 to meet our working capital requirements. The Notes convert to approximately 3.3 million common shares. The outstanding balance on Convertible Notes amounted to $527,500 and $0 as of June 30, 2024 and December 31, 2023, respectively.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025.

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

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff in the amount of $670,000. The interest rate is 7% per annum, with maturity date of November 1, 2024.

The outstanding balance on Short-term Notes Payable amounted to $2,858,769 and $0 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 13 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2024 and 2023, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three months ended June 30, 2024, or the pre-tax losses for the six months ended June 30, 2024, and the three and six months ended June 30, 2023, due to a full valuation allowance to offset any deferred tax assets.

NOTE 14 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the period ended June 30, 2024, the Company granted unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $1,359,000 in the period. This compensation cost is included within Selling, general, and administrative expenses on the Company’s condensed, consolidated and combined statements of operations. There were no similar common stock grants during the period ended June 30, 2023.

Restricted Stock Units and Stock Options

There were no restricted stock units or stock options granted during the six-month periods ended June 30, 2024 and 2023, respectively. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended June, 2024 and 2023, respectively.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 6,000,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded approximately $452,000 of expense related to these awards for the three and six months ended June 30, 2024.

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through June 30, 2024, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

NOTE 15 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2024	2023
Derivative Liabilities:
Forward purchase agreement	3	$4,815,800	$-
Warrants – Series A and B	3	$12,028,950	$-

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming a total number of Additional Shares of 8,996,779. The model measured the total present value of the Company’s proceeds at approximately $216,967 and the total present value of the Company’s liability at approximately $5,032,777, resulting in a net liability of approximately $4,815,800 as of June 30, 2024.

The fair value measurement of the FPA at February 2, 2024 and June 30, 2024, was calculated using the following range of weighted average assumptions:

	June 30,	February 2,
	2024	2024
Risk-free interest rate	4.60%	4.14%
Stock price	$0.55	$4.53
Expected life	2.4 years	2.8 years
Expected volatility of underlying stock	100%	70.0%
Dividends	0%	0%

In the event the total number of Additional Shares is 9,543,002, as contemplated in the Pricing Date Notice dated June 11, 2024, the total present value of the Company’s proceeds would change to $245,051, and the total present value of the Company’s liability would change to $5,403,534, resulting in a net liability of approximately $5,158,483. See Note 11 for further discussion on Additional Shares on the FPA instrument.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at June 30, 2024, which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.4 years	5.4 years
Stock price	$0.55	$0.55
Risk free rate	4.2%	4.2%
Expected volatility	110%	110%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.348	$0.0001

The fair value of the Series A Warrants and Series B Warrants as of June 30, 2024, was $9,139,200 and $2,889,750, respectively. This resulted in a gain (loss) from the change in fair value of derivatives and issuance of warrants of $9,141,900, $710,050, $0, and $(17,820,998) for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, investors received 0 and 199,943 common shares from exercise of Series A and Series B warrants, respectively.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024.

Fair Value
Measurement
Using Level 3
Forward purchase agreement	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, February 2, 2024	20,889,950
Change in fair value	(249,350)
Balance, March 31, 2024	20,640,600
Change in fair value	(15,824,800)
Balance, June 30, 2024	4,815,800

Fair Value
Measurement
Using Level 3
Warrants – Series A and B	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, March 15, 2024	12,739,000
Change in fair value	8,431,850
Balance, March 31, 2024	21,170,850
Change in fair value	(9,141,900)
Balance, June 30, 2024	12,028,950

HBC earnout shares

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the Merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

NOTE 16 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Meteora Legal Proceedings

On July 17, 2024, plaintiffs Meteora Capital Partners LP, Meteora Select Trading Opportunities Master LP and Meteora Strategic Capital LLC brought a lawsuit against Solidion in Delaware Chancery Court seeking specific performance and monetary damages related to the Forward Purchase Agreement. Solidion disagrees with the Plaintiff’s interpretation of the agreement and plans to vigorously defend itself. See Note 11 for further discussion on the Forward Purchase Agreement instrument.

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

Restatement of Previously Issued Financial Statements

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes thereto included in this report. This report restates amounts as of and for the quarter ended June 30, 2023, included in our Definitive Proxy Statement dated November 8, 2024. See Note 2 - “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in “Unaudited Condensed Consolidated and Combined Financial Statements”, for additional information. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Overview

Solidion Technology, Inc. is a Dallas, TX, USA-based advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion is recognized as a global leader in intellectual property in both the high-capacity anode and the high-energy solid-state battery, as recognized by KnowMade, a French company that specializes in research and analysis of scientific and patent information. Solidion is uniquely positioned to offer advanced anode materials (delivering a specific capacity from 300 to 3,500+ milliampere-hours per gram mass (“mAh/g”)) as well as silicon-rich all-solid-state lithium-ion cells, anodeless lithium metal cells, and lithium-sulfur cells, each featuring an advanced polymer or hybrid solid electrolyte that is most process-friendly.

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

History

Honeycomb Battery Company Merger

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, “Solidion” or “Solidion Technology, Inc.”), consummated a merger (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

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

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $0.3478. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 22,141,701 shares and 5,749,598 shares, respectively. As of June 30, 2024, investors had exercised 0 Series A Warrants and 199,943 Series B Warrants, resulting in the issuance of 199,943 common shares.

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

Results of Operations

The following information includes, in management’s opinion, all necessary adjustments to fairly present its results of operations for these periods. This data should be read in conjunction with Solidion’s financial statements and accompanying notes. These results of operations are not necessarily indicative of future performance.

Summary of Statements of Operations for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,
	2024	2023

Net sales	$-	$-
Cost of goods sold	-	-
Operating expenses	2,933,309	1,032,976
Total other income (expense)	24,951,725	391
Net Income (loss)	$22,018,416	$(1,032,585)

Operating Expenses

Operating expenses increased by $1,900,333 for the three months ended June 30, 2024. This increase was primarily driven by professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other income increased by $24,951,334 for the three months ended June 30, 2024. This increase was largely driven by a gain of $24,966,700 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was a loss of $17,820,998 from the issuance of common stock and warrants related to the Private Placement financing.

Summary of Statements of Operations for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended June 30,
	2024	2023

Net sales	$-	$300
Cost of goods sold	-	-
Operating expenses	6,692,645	2,775,093
Total other income (expense)	(1,055,202)	666
Net loss	$(7,747,847)	$(2,774,127)

Operating Expenses

Operating expenses increased by $3,917,552 for the six months ended June 30, 2024. This increase was primarily driven by professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other expense increased by $1,055,868 for the six months ended June 30, 2024. This increase was largely driven by a gain of $16,784,200 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was a loss of $17,820,998 from the issuance of common stock and warrants related to the Private Placement financing.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating Activities	(3,541,372)	(2,150,397)
Investing Activities	(157,834)	(62,235)
Financing Activities	3,954,930	1,592,095
Net increase (decrease) in cash	255,724	(620,537)

Net Cash used in Operating Activities

For the six months ended June 30, 2024, cash used in operating activities was $3,541,372. This primarily resulted from a net loss of $7,747,847, which included non-cash gains and losses, driven by a gain of $16,784,200 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $17,820,998 from the issuance of common stock and warrants related to the Private Placement financing. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization and stock-based compensation, totaling $2,007,965. Additionally, changes in operating assets and liabilities provided $1,161,712 of cash from operating activities.

Net Cash used in Investing Activities

For the six months ended June 30, 2024, the Company used cash of $157,834 in investing activities consisting of capitalized patent costs.

For the six months ended June 30, 2023, the Company used cash of $62,235 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the six ended June 30, 2024, the Company generated cash of $3,954,930 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $3,850,000 and $527,500, respectively. These increases were offset by repayment of related party advances of $911,091.

For the six months ended June 30, 2023, the Company generated cash of $1,592,095 from financing activities, consisting of capital contributions by G3.

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

As of June 30, 2024, we had an accumulated deficit of $97,699,353. Additionally, $3,056,482 in NUBI transaction costs incurred were accrued at the Closing Date in connection with the Merger and are due to be paid within the next twelve (12) months. During the six months ended June 30, 2024, we incurred losses from operations totaling $7,747,847 and net cash used in operating activities of $3,541,372. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At June 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of June 30, 2024, our contractual obligations are as follows:

Total
Due to related party	$87,873
Income tax payable	$89,267
Excise taxes	$890,385
Convertible notes	$527,500
Short-term notes payable	$2,858,769
Total	$4,453,794

The amounts above reflect current liabilities presented on the Company’s financial statements.

At June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. We have identified the following as our critical accounting estimate as of and for the three months ended June 30, 2024:

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

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 15 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our principal executive officer and principal financial and accounting officer that our disclosure controls and procedures as of June 30, 2024 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that our financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the period ended June 30, 2024, we identified a material weakness in our internal control over reporting related to accounting due to an insufficient complement of qualified technical accounting and financial reporting personnel to perform control activities involving complex and/or non-routine transactions. This material weakness contributed to an additional material weakness in controls over the period end financial reporting process and preparation of financial statements not being executed timely.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Vlad Prantsevich (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on April 15, 2024).
10.2	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Jaymes Winters (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on April 15, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: August 13, 2024	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: August 13, 2024	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)