Form 10-Q
period 2024-09-30
Solidion Technology Inc.
filed 2024-11-19
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, there were 123,254,894 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

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

ii

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023 (unaudited)
ASSETS
Current Assets:
Cash	$1,188,657	$780
Accounts receivable	999	2,164
Other receivable	302,500	187,500
Inventory	24,430	22,730
Prepaid expenses	163,807	44,892
Other current assets	356,301	-
Total Current Assets	2,036,694	258,066

Property and Equipment, net of depreciation	2,141,918	2,319,152
Patents, net of amortization	1,922,009	1,852,649
Total Assets	$6,100,621	$4,429,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,072,190	$144,923
Income taxes payable	89,267	-
Excise tax payable	890,385	-
Derivative liabilities	19,266,715	-
Due to related party	87,873	872,485
Convertible notes	527,500	-
Short-term notes payable	1,953,335	-
Total Liabilities	24,887,265	1,017,408

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 117,340,914 and 69,800,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11,733	6,980
Additional paid-in capital	85,617,896	28,850,985
Stock subscription receivable	(80,241)	-
Accumulated deficit	(104,336,032)	(25,445,506)
Total Stockholders’ Equity (Deficit)	(18,786,644)	3,412,459
Total Liabilities and Stockholders’ Equity (Deficit)	$6,100,621	$4,429,867

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net sales	$-	1,315	$-	1,615
Cost of goods sold	-	-	-	-
Gross profit	-	1,315	-	1,615

Operating Expenses
Research and development	459,805	872,038	1,589,577	2,314,169
Selling, general and administrative	3,733,201	567,862	9,296,074	1,900,824
Total operating expenses	4,193,006	1,439,900	10,885,651	4,214,993

Operating loss	(4,193,006)	(1,438,585)	(10,885,651)	(4,213,378)

Other Income (Expense)
Change in fair value of derivative liabilities	7,232,835	-	24,017,035	-
Loss on issuance of common stock and warrants	(9,654,799)	-	(27,475,797)	-
Interest income	1,573	-	2,055	-
Interest expense	(22,910)	-	(45,833)	-
Other income (expense)	(372)	1,091	3,665	1,757
Total other income (expense)	(2,443,673)	1,091	(3,498,875)	1,757

Net Income (loss)	(6,636,679)	$(1,437,494)	(14,384,526)	$(4,211,621)

Weighted average number of shares of common stock outstanding, basic	99,459,128	69,800,000	88,231,503	69,800,000
Basic net income (loss) per share of common stock	$(0.07)	$(0.02)	$(0.16)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY (UNAUDITED)

	Three Months Ended September 30, 2024
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at June 30, 2024	87,100,341	$8,709	$79,610,239	$(97,699,353)	$(80,241)	$(18,160,646)
Shares issued from exercise of Series A Warrants	466,000	47	162,007	—	—	162,054
Shares issued from exercise of Series B Warrants	5,164,103	516	1,370	—	—	1,886
Issuance of common stock for Forward Purchase Agreement	9,543,002	954	(954)	—	—	—
Issuance of common stock for Forward Purchase Agreement Compensation	2,850,000	285	1,025,715	—	—	1,026,000
Private Placement	12,217,468	1,222	3,998,778	—	—	4,000,000
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Issuance costs in connection with the Private Placement	—	—	(157,435)	—	—	(157,435)
Stock-based compensation	—	—	278,176	—	—	278,176
Net Loss	—	—	—	(6,636,679)	—	(6,636,679)
Balance at September 30, 2024	117,340,914	11,733	85,617,896	(104,336,032)	$(80,241)	(18,786,644)

	Nine Months Ended September 30, 2024
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	69,800,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	6,004,741	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	5,962,325	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Shares issued from exercise of Series A Warrants	466,000	47	162,007	—	—	162,054
Shares issued from exercise of Series B Warrants	5,364,046	536	1,384	—	—	1,920
Issuance of common stock for Forward Purchase Agreement	9,543,002	954	(954)	—	—	—
Issuance of common stock for Forward Purchase Agreement Compensation	2,850,000	285	1,025,715	—	—	1,026,000
Private Placements	17,350,800	1,735	12,930,262	—	—	12,931,997
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Issuance costs in connection with the Private Placement	—	—	(419,499)	—	—	(419,499)
Stock-based compensation	—	—	2,088,838	—	—	2,088,838
Net Loss	—	—	—	(14,384,526)	—	(14,384,526)
Balance at September 30, 2024	117,340,914	11,733	85,617,896	(104,336,032)	$(80,241)	(18,786,644)

	Three Months Ended September 30, 2023
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2023	69,800,000	$6,980	$26,732,540	$(22,895,008)	$3,837,532
Contributions and net transfers with related parties	—	—	1,250,221	—	1,250,221
Net loss	—	—	—	(1,437,494)	(1,437,494)
Balance at September 30, 2023	69,800,000	$6,980	27,975,781	(24,332,502)	$3,650,259

	Nine Months Ended September 30, 2023
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	—	$—	$26,104,307	$(20,120,881)	5,983,426
Retroactive application of recapitalization to December 31, 2023	69,800,000	6,980	(6,980)	—	—
Adjusted beginning balance	69,800,000	6,980	26,097,327	(20,120,881)	5,983,426
Contributions and net transfers with related parties	—	—	1,878,454	—	1,878,454
Net loss	—	—	—	(4,211,621)	(4,211,621)
Balance at September 30, 2023	69,800,000	$6,980	27,975,781	(24,332,502)	$3,650,259

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash Flows From Operating Activities:
Net loss	$(14,384,526)	$(4,211,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	298,805	456,681
Stock based compensation	2,088,838	—
Equity compensation expense for services	1,726,000	—
Change in fair value of derivative liabilities	(24,017,035)	—
Loss on issuance of common stock and warrants	27,475,797	—
Changes in operating assets and liabilities:
Accounts receivable	1,165	(76)
Other receivable	(115,000)	(187,500)
Inventory	(1,700)	—
Prepaid expenses	46,492	(11,700)
Other current assets	(356,301)	—
Accounts payable and accrued expenses	1,560,273	(43,865)
Due to related party	—	699,134
Net Cash Used In Operating Activities	(5,677,192)	(3,298,947)

Cash Flows From Investing Activities:
Capitalized patent costs	(190,931)	(301,528)
Net Cash Used In Investing Activities	(190,931)	(301,528)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	487,273	2,980,851
Cash received from NUBI Trust	25,160,047	—
Less discount payment related to Non Redemption Agreement	(13,937,997)	—
Less payment for reimbursement of consideration shares related to the Forward Purchase Agreement payment	(2,193,800)	—
Less reimbursement for Recycled Shares related to Forward Purchase Agreement	(80,241)	—
Less transaction expenses in connection with the Merger	(8,948,009)	—
Inflow from Merger	17,555	—
Proceeds from convertible notes	527,500	—
Proceeds from short-term notes	670,000	—
Repayment of short term notes	(1,329,712)	—
Proceeds from issuance of common stock and warrants in connection with Private Placement	7,850,000	—
Proceeds from issuance of common stock from exercise of warrants	163,974	—
Issuance costs in connection with Private Placement	(419,499)	—
Repayment of related party payable	(911,091)	—
Net Cash Provided By Financing Activities	7,056,000	2,980,851

Net change in cash	1,187,877	(619,624)

Cash at beginning of period	780	621,575
Cash at end of period	$1,188,657	$1,951

Supplemental disclosure
Cash paid for interest expense	$153,128	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$2,435	—

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

As of September 30, 2024, none of the Earnout Shares had been earned by G3.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the nine months ended September 30, 2024, the Company recorded a net loss of $14,384,526, which included a gain of $24,017,035 due to the change in the fair value of derivative liabilities and a $27,475,797 loss due to the issuance of common stock and warrants, net cash used in operating activities of $5,677,192 and as of September 30, 2024, had cash and cash equivalents of $1,188,657. For the year ended December 31, 2023, the Company recorded a net loss of $5,324,624 and net cash used in operating activities of $4,068,302.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated and combined financial statements (the “financial statements”) are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC. Additionally, the accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form S-1 filed by the Company with the SEC on October 2, 2024.

During the periods prior to the Closing date of the Merger, the Company operated as part of G3. Consequently, stand-alone financial statements have not historically been prepared for the Company. The accompanying financial statements have been prepared from G3’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from G3.

Therefore, the financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of the Company in the future or if the Company had been a separate, stand-alone entity during the periods presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2024 and December 31, 2023, the Company determined that no allowance was required.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by G3 on behalf of The Battery Group of G3, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, G3’s Battery Group was responsible for funding 50% of this additional trust funding requirement. As of September 30, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of September 30, 2024.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of September 30, 2024 and December 31, 2023, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2024 and 2023.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Leasehold improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $51,724, $177,234, $59,745 and $216,615 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Net unissued and issued patents were $1,073,866 and $848,143 as of September 30, 2024, respectively; and $1,103,792 and $748,857 as of December 31, 2023, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2024 and 2023.

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

The number of shares of common stock initially reserved for issuance under the incentive plan will be 9,500,000. Shares subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the incentive plan. The incentive plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the incentive plan on the first day of each fiscal year beginning with the 2024 fiscal year, equal to the least of (i) 9,500,000 shares of common stock, (ii) 5% of the total number of shares of common stock outstanding as of the last day of our immediately preceding fiscal year, or (iii) such lesser amount determined by the plan administrator.

The Company measures stock options and restricted stock unit awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Options granted under the 2023 Equity Incentive Plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the incentive plan, up to a maximum of ten years. Forfeitures are accounted for as they occur.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks a sufficient history of company-specific historical and implied volatility information for its common stock. The Company therefore estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

The expected term of all of the Company’s stock options has been determined utilizing the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

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

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their include would be anti-dilutive as of September 30, 2024 and 2023. As such, net loss per common stock is the same for basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023, respectively.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive.

	September 30, 2024	December 31, 2023
HBC Holdback Shares	200,000	-
Warrants – Public	6,175,000	-
Warrants – Private	5,405,000	-
Warrants - Series A	21,675,701	-
Warrants - Series B	385,553	-
Warrants - Series C	24,434,936	-
Warrants - Series D	12,217,468	-
Stock-based compensation - equity awards	300,000	-
Arbor Lake Strategic Cooperation Consulting Agreement	2,000,000	-
Convertible Notes	3,396,261	-
HBC Earnout Shares	22,500,000	-
Total common stock equivalents excluded from dilutive loss per share	98,689,919	-

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Other Current Assets

The composition of other current assets was:

	September 30, 2024	December 31, 2023
Directors & Officers Insurance	356,301	-
Total other assets	356,301	-

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

Transaction Proceeds

Upon the Closing, the Company received net proceeds of $17,555 after deducting transaction costs. The following table reconciles the elements of the Merger to the condensed consolidated and combined statements of cash flows and the condensed consolidated and combined statements of changes in stockholders’ equity (deficit) for the period ended September 30, 2024:

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

The number of Predecessor HBC shares as follows:

	Predecessor HBC Shares	Shares issued to shareholders of Predecessor HBC
Common stock	1,000	69,800,000

IPO warrants

In connection with Nubia’s initial public offering in 2022, 6,175,000 public warrants were issued and 5,405,000 warrants were issued in a private placement, all of which warrants remained outstanding and became warrants for the Common stock in the Company.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of September 30, 2024, the 200,000 holdback shares have not been issued.

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

Next, the Company determined that the Earnout Arrangement represent a freestanding equity-linked financial instrument to be evaluated under ASC 480. Based upon the analysis, the Company concluded that the Earnout Arrangement should not be classified as a liability under ASC 480.

The Company next considered and concluded that the contract was indexed to the Company’s own stock under ASC 815-40-15 and then considered and concluded that the equity classification conditions in ASC 815-40-25 were met. Therefore, the Earnout Arrangement is appropriately classified in equity.

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

As of September 30, 2024, none of the Earnout Shares had been earned by G3.

NOTE 4 — PATENTS

Issued patents are recognized on the balance sheets net of accumulated amortization of $1,922,009 and $1,852,649 as of September 30, 2024 and December 31, 2023, respectively. Amortization expense for the patents included in these financial statements was $49,778, $121,571, $214,757 and $240,066 for the three and nine months ended September 30, 2024 and 2023, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $148,000 per year.

NOTE 5 — FOREIGN OPERATIONS

The foreign subsidiary of the Company, a research and development facility based in Taiwan, operating as an extension of the Dayton, OH R&D team working on silicon anode technology advancement, represented $30,406 and $24,132 of total assets, and $21,405 and $62,753 of total liabilities as of September 30, 2024 and December 31, 2023, respectively. Of the total assets, property and equipment totaled $9,906 and $14,500 as of September 30, 2024 and December 31, 2023, respectively. There were no revenues recognized by the foreign subsidiary for the three and nine months ended September 30, 2024 and 2023. Total expenses incurred by the foreign subsidiary were 79,799, $177,555 and $117,763, 258,210 for the three and nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted to $0 and $1,388,756 for the three months ended September 30, 2024 and 2023, respectively, and $487,273 and $2,980,851 for the nine months ended September 30, 2024 and 2023, respectively.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by Global Graphene Group (“G3”) on behalf of the Battery Group, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, the Battery Group was responsible for funding 50% of this additional trust funding requirement. As of September 30, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of September 30, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA were $39,000 and $115,521 for the three and nine months ended September 30, 2024. Amounts outstanding as of September 30, 2024 were $7,443.

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

On April 29, 2024, the Company made a payment of $669,985 to reimburse G3 for Merger-related transaction expenses. During the three and nine months ended September 30, 2024, the Company repaid $0 and $879,985, respectively, due to related parties. Amounts outstanding as of September 30, 2024 to G3 and Mach FM were $0 and $87,873, respectively.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of September 30, 2024, the 200,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Notes 3 and 7 for further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 200,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. The Company accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $1,990,000 as of November 2024.

As disclosed in Note 2, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. At closing, the G3 Tax Lien has not been settled by G3 and as of September 30, 2024, the 200,000 holdback shares have not been issued.

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

See Notes 3 and 7 for further discussion regarding the earnout related to the reverse capitalization transaction and HBC Holdback Shares related to the federal tax lien.

Strategic Cooperation Consulting Agreement

On September 11, 2024, the Company amended an existing Strategic Cooperation Consulting Agreement (the “Consulting Agreement”) by and between the Company and Arbor Lake Capital Inc. (the “Advisor”), pursuant to which the Company retained the Advisor as its consultant to provide non-exclusive consulting services in connection with the Company’s commercial and strategic business development including but not limited to sales and market development, business partnership, joint-venture, alliance, licensing and supply cooperation. In accordance with the terms of the Consulting Agreement, the Advisor shall be entitled to receive the consulting fees as follows:

●	2,000,000 shares of the Company’s common stock as a retainer upon the signing of the Consulting Agreement;

●	Any licensing agreement that results in a commercial/strategic partner(s) acquiring a license from the Company shall entitle the Advisor to 3% (three percent) of upfront licensing revenue, plus 2% (two percent) of annual loyalty revenue from the commercial/strategic partner(s) for the first three years;

●	Any commercial/strategic cooperation in which the Company would distribute, resell or become a licensee of the commercial/strategic partner, the Company shall pay to the Advisor 0.4% of the revenue generated by the Company under such agreement for the first three years beginning with the first date that the commercial/strategic partner delivers the first product;

●	For any sales/purchase of Company products in excess of $2,000,000 annually or similar agreements with commercial/strategic partner(s) resulting from the services rendered hereunder to the Company shall accrue compensation to the Advisor as follows: 2% (two percent) of sales/purchase value up to $5 million of the Company from the Commercial/Strategic Partner(s), plus 1.5% (one and half percent) of sales/purchase value above $5 million of the company from the Commercial/Strategic Partner(s);

●	For any other commercial/strategic cooperation including but not limited to partnership, joint-venture, alliance, and supply cooperation, the compensation will be further discussed and agreed upon by the parties when such cooperation commences.

●	The term of the Consulting Agreement shall continue until the performance by each party of its respective obligations thereunder shall have been satisfied. Either party may terminate the relationship upon mutual agreement after 12 months upon the effective date of the Consulting Agreement.

As the 2,000,000 shares are fully earned upon the signing of the agreement, the Company recorded expense of $700,000 based on the stock price on the signing date.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, respectively, there were 117,340,914 and 69,800,000 (adjusted for reverse recapitalization) shares of common stock issued and outstanding, respectively.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000. The issuance costs associated with the Private Placement, including fees to the placement agent and other expenses, totaled $522,867, of which $262,064 was allocated to the issuance of Private Placement common stock and $260,803 was allocated to the issuance of series A and B warrants. The Private Placement closed on March 15, 2024.

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

On August 30, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000. The issuance costs associated with the Private Placement, including fees to the placement agent and other expenses, totaled $380,001, of which $157,435 was allocated to the issuance of Private Placement common stock and $222,566 was allocated to the issuance of series C and D warrants. The Private Placement closed on September 5, 2024. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

As part of the Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

NOTE 9 — WARRANTS

IPO Warrants

The warrants issued in connection with the Company’s IPO (the “public warrants”) entitle the holder of each public warrant to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade and requires the purchase of at least two units to be eligible

The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not obligated to deliver any shares of common stock pursuant to the exercise of a warrant and has no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

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

●

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by us, the Company may not exercise the Company’s redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Company’s initial public offering.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Company’s warrants. If the Company’s management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. The Company believes this feature is an attractive option to us if the Company do not need the cash from the exercise of the warrants after the Company’s initial business combination. If the Company calls its warrants for redemption and the Company’s management does not take advantage of this option, the Company’s sponsor and its permitted transferees would still be entitled to exercise their placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

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

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to the holders of common stock on account of such shares of common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of common stock in connection with a proposed initial business combination, (d) to satisfy the redemption rights of the holders of common stock in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Company’s common stock if the Company does not complete the Company’s initial business combination within 12 months (or up to 18 months if the Company’s time to complete a business combination is extended as described herein) from the closing of the Company’s initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of common stock in respect of such event.

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

In case of any reclassification or reorganization of the outstanding shares of common stock (other than those described above or that solely affects the par value of such shares of common stock), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which the Company are the continuing corporation and that does not result in any reclassification or reorganization of the Company’s outstanding shares of common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which the Company are dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the shares of the Company’s common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event.

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at a Newly Issued Price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance), (y)the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

Private Warrants

In accordance with ASC 815, the Private Warrants were determined to be liability classified at the issuance date and subject to periodic remeasurement.

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

If holders of the private warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that The Company have agreed that these warrants will be exercisable on a cashless basis so long as they are held by the holders of the private warrants and their permitted transferees is because it is not known at this time whether they will be affiliated with us following an initial business combination. If they remain affiliated with us, their ability to sell the Company’s securities in the open market will be significantly limited. The Company has policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who typically could sell the shares of common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, The Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

In addition, holders of the Company’s private warrants are entitled to certain registration rights.

The holders of the private warrants have agreed not to transfer, assign or sell any of the private warrants (including the common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date The Company completed the Company’s initial business combination, except to the Company’s officers and directors and other persons or entities affiliated with the holders of the private warrants.

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

The fair value of the Series A Warrants and Series B Warrants as of September 30, 2024 was $6,502,710 and $142,655, respectively, resulting in a gain of $5,383,585 and $6,093,635 during the three and nine months ended September 30, 2024. The number of Series A Warrants and Series B Warrants exercised as of September 30, 2024, was 466,000 and 5,364,046, respectively, resulting in the issuance of 5,830,046 common shares.

Series C and Series D Warrants

In accordance with ASC 815, the Series A Warrants and Series B Warrants were determined to be liability classified at the issuance date and subject to periodic remeasurement. As such, on the date of issuance the Company allocated the proceeds between the common stock, Series C Warrants and Series D Warrants first to the fair value of the Series C Warrants and Series D Warrants, which were recorded as a liability. The total fair value of the Series C Warrants and Series D Warrants measured at issuance was $8,114,650 and $1,540,150, respectively, which exceeded the total gross proceeds from the Private Placement of $4,000,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of stock and warrants of $9,654,799.

The fair value of the Series C Warrants and Series D Warrants as of September 30, 2024 was $8,160,300 and $1,058,950, respectively, resulting in a gain of $435,550 during the three months ended September 30, 2024. There were no Series C Warrants and Series D Warrants exercised as of September 30, 2024.

NOTE 10 — FORWARD PURCHASE AGREEMENT, NON REDEMPTION AGREEMENT AND PRIVATE PLACEMENT FINANCING

Forward Purchase Agreement

On December 13, 2023, Nubia entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller” or “Forward Purchase Investors”) (the “Forward Purchase Agreement”). For purposes of the Forward Purchase Agreement, NUBI is referred to as the “Counterparty” prior to the consummation of the Merger, while Solidion Technology, Inc. (“Pubco”) is referred to as the “Counterparty” after the consummation of the Merger. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement previously filed with the SEC.

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

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 5,838,537 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 8,038,537. On June 11, 2024 the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 9,543,002. On August 29, 2024, the Additional Shares have been issued to the Forward Purchase Investors.

The Company used a Monte Carlo analysis to determine the fair value of the FPA. The model measured the total present value of the Company’s proceeds at approximately $98,282 and the total present value of the Company’s liability at approximately $3,500,369, resulting in a net liability of approximately $3,402,100 as of September 30, 2024.

FPA amendment and resolution of lawsuit

On July 17, 2024, plaintiffs Meteora Capital Partners LP, Meteora Select Trading Opportunities Master LP and Meteora Strategic Capital LLC brought a lawsuit against Solidion in Delaware Chancery Court seeking specific performance and monetary damages related to the Forward Purchase Agreement.

On August 29, 2024, the Company and the Seller entered into an amendment (the “Amendment”) to the Forward Purchase Agreement, pursuant to which, among other things:

“Prepayment Shortfall” was amended to additionally provide, with respect to the Additional Shares, amounts to be requested in writing from time to time by the Company (each an “Additional Shortfall Request”) in increments of $500,000 (such amount in the aggregate not to exceed (x) the number of Additional Shares multiplied by (y) the Initial Price), and Seller to pay the Prepayment Shortfall on the Additional Shares on the earlier of (a) the date that the Commission declares the Registration Statement effective (the “Registration Statement Effective Date”) and (b) the first OET Date. Additional Shortfall Requests may only be made, unless waived in writing by the Seller, in the event that (i) there is no Prepayment Shortfall outstanding, (ii) the VWAP Price over the ten (10) trading days prior to an Additional Shortfall Request multiplied by the then current Number of Shares (excluding unregistered shares) held by Seller less Shortfall Sale Shares be at least ten (10) times greater than the Additional Shortfall Request and (iii) at the time that such Prepayment Shortfall would be paid by the Seller, the total value traded in Counterparty’s stock, as reported on the relevant Bloomberg Screen, be at least ten (10) times greater than the Additional Prepayment Shortfall request.

“Prepayment Shortfall Consideration” was amended to provide that Seller in its sole discretion may sell Additional Shares, as well as Recycled Shares, at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation, until such time as the proceeds from such sales equal 120% of the Prepayment Shortfall.

“Shortfall Sales” was amended to provide that without Seller’s prior written consent, the Company agrees not to issue, sell or offer or agree to sell any Shares, or securities or debt that is convertible, exercisable or exchangeable into Shares, including under any existing or future equity line of credit, beginning from the date of the Amendment until the earlier of (i) the Valuation Date and (ii) the date the Shortfall Sales equal 120% of the total potential Prepayment Shortfall, including with respect to Additional Shares. The foregoing covenant does not prohibit (i) the issuance of any securities issued or assumed in connection with the Business Combination or (ii) repricing of the Company’s warrants in connection with the closing of the Business Combination.

“Shortfall Sales” was also amended to provide that unless and until the proceeds from Shortfall Sales equal 120% of the Prepayment Shortfall, in the event that the product of (x) the difference between (i) the number of Shares as specified in the Pricing Date Notice(s), less (ii) any Shortfall Sale Shares as of such measurement time, multiplied by (y) the VWAP Price, is less than (z) the difference between (i) the Prepayment Shortfall, less (ii) the proceeds from Shortfall Sales as of such measurement time (the “Shortfall Variance”), then the Company as liquidated damages in respect of such Shortfall Variance, at its option must within five (5) Local Business Days either: (A) Pay in cash an amount equal to the Shortfall Variance; or (B) Issue and deliver to Seller the Shortfall Variance Shares.

“Share Consideration” was amended to additionally provide that upon the execution of the Amendment, Seller became entitled to designate a certain number of Additional Shares as Share Consideration equal to 2,850,000 Shares.

“VWAP Trigger Event” was amended to be defined as an event that occurs if the VWAP Price, for any 10 trading days during a 30 consecutive trading day-period, is below $2.00 per Share.

In addition, upon execution of the Amendment, Seller agreed to temporarily forbear from exercising any rights under the Forward Purchase Agreement upon any Shortfall Variance Registration Failure, VWAP Trigger Event, or Registration Failure that has occurred or may occur (the “Valuation Date Events”) during the period (the “Standstill Period”) beginning on the Pricing Date and ending on December 31, 2024. Immediately upon expiration of the Standstill Period, if any Valuation Date Events have occurred, Seller has all of its rights with respect to such Valuation Date Events to the same extent, and with the same force and effect, as if the forbearance had not occurred.

In addition to all registration rights provided under the Forward Purchase Agreement, upon the execution of the Amendment, the Company within twenty (20) business days, agreed to file a registration statement registering the resale of the Additional Shares and Share Consideration (collectively, the “Meteora Shares”). The Company agreed to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in any event no later than sixty calendar days after the date of the Amendment. Furthermore, the Company agreed no other shares may be registered before the Meteora Shares, though other shares may be registered concurrently with the Meteora Shares on the same resale registration statement.

In addition, the Amendment provides that Seller, from the date of the Amendment until thirty (30) days following the effectiveness of the resale registration statement registering the Meteora Shares, agrees to limit sales of the Meteora Shares to no more than 10% of the daily trading volume of the Company’s common stock, except on trading days when more than 7,000,000 shares are traded.

Finally, concurrently with the execution of the Amendment, the Company and the Seller agreed to sign and cause to be filed a joint stipulation for dismissal with prejudice of the Action (as defined below) (the “Stipulation”). The Stipulation provides that the Company issue 12,393,002 shares of its common stock to the Seller within five business days of the entry of the Stipulation. In consideration for the Stipulation, the Company agreed to pay Seller’s reasonable and documented attorney’s fees in an amount up to $65,000 related to any legal work performed by Seller’s legal advisors relating to the Company on behalf of Seller. “Action” means (i) the Complaint for Specific Performance and Money Damages filed July 16, 2024 thereby initiating Case No. 2024-0752-LWW Meteora Capital Partners, LP v. Solidion Technology, Inc. in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) and (ii) the Motion for Default Judgment filed by Seller related to such complaint on August 13, 2024. On September 9, 2024, the Company and the Seller filed the Stipulation in Delaware Chancery Court.

The Company recorded expense of $1,026,000 based on the stock price on the date of the amendment for the 2,850,000 shares issued in connection with the forbearance and FPA amendment.

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

March Private Placement Financing

On March 13, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”) for aggregate gross proceeds of $3,850,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. EF Hutton, LLC, acted as the exclusive placement agent for the Private Placement. The Private Placement closed on March 15, 2024.

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

The number of Series A Warrants and Series B Warrants exercised as of September 30, 2024, was 466,000 and 5,364,046, respectively, resulting in the issuance of 5,830,046 common shares.

August Private Placement Financing

On August 30, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

As part of the Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

The Pre-Funded Warrants are exercisable on issuance at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full. The Series C Warrants are exercisable upon issuance and have an exercise price of $0.3274 per share of Common Stock (subject to certain anti-dilution and share combination event protections) and have a term of 5.5 years from the date of Stockholder Approval (as defined in the Subscription Agreement). The Series D Warrants will be exercisable following the Reset Date (as defined in the Series D Warrant), will have an exercise price of $0.0001 per share of Common Stock and will have a term of 5.5 years from the date of Stockholder Approval (as defined in the Subscription Agreement). The exercise price and number of shares of Common Stock issuable under the Series C Warrants are subject to adjustment and the number of shares of Common Stock issuable under the Series D Warrant will be determined following the later to occur of: (i) the earlier of (A) the first trading day after the date on which a resale registration statement covering the resale of all Registrable Securities (as defined in the Series D Warrant) has been declared effective for 10 consecutive trading days or (B) the first trading day after the date on which the Purchasers may sell the Registrable Securities pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) for a period of 10 consecutive trading days, or (ii) the 11th trading day after Stockholder Approval (as defined in the Subscription Agreement) is obtained (the “Reset Date”), and to be determined pursuant to the lowest daily average trading price of the Common Stock during the Reset Period (as defined in the Series D Warrant), subject to a pricing floor of $0.065 per share of Common Stock, such that the maximum number of shares of Common Stock underlying the Series C Warrants and Series D Warrants would be an aggregate of approximately 123,076,923 shares and 49,320,990 shares, respectively. In the event either of clauses (i) or (ii) in the immediately preceding sentence has not occurred, “Reset Date” means the 11th trading day after twelve months and 30 trading days following the issuance date of the Series D Warrants. The Company has undertaken to file a resale registration statement covering all of the Registrable Securities on behalf the Purchasers pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) also entered into with the Purchasers in connection with the Private Placement.

NOTE 11 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued Convertible Notes of $527,500 to meet our working capital requirements. The Notes convert to approximately 3.3 million common shares. The outstanding balance on Convertible Notes was $527,500 as of September 30, 2024.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of September 30, 2024, the outstanding balance of the Note was $1,283,335.

Loeb and Loeb LLP

On February 1, 2024, the Company executed a Promissory Note with Loeb and Loeb, totaling $540,000 for legal services provided to the Company in connection with the Company’s Merger with HBC. The principal and interest amount of this Note is payable in 12 equal monthly installments beginning on March 1, 2024. The Note bears implied interest of 23.5% per annum, resulting in total interest payments of approximately $127,000 over the term of the Note. The monthly installments include both principal and interest payments. As of September 30, 2024, the Note has been paid off.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024. As of September 30, 2024, the outstanding balance of the Note was $670,000.

On November 12, 2024, the Company amended the terms of its Promissory Note with Benesch. The amended terms include an updated principal balance of $694,061, which includes unpaid interest expense of $24,061 from earlier periods, an increase in the interest rate to 10% per annum, an upfront payment of $40,000 made at signing, and a requirement for minimum monthly payments of $25,000. Additionally, the maturity date has been extended to May 31, 2025.

The outstanding balance of Short-term Notes Payable amounted to $1,953,335 and $0 as of September 30, 2024, and December 31, 2023, respectively.

NOTE 12 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2024 and 2023, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax losses for the three and nine months ended September 30, 2024, and the three and nine months ended September 30, 2023, due to a full valuation allowance to offset any deferred tax assets.

NOTE 13 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the three month period ended June 30, 2024, the Company granted unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $1,359,000 in the period. This compensation cost is included within Selling, general, and administrative expenses on the Company’s condensed, consolidated and combined statements of operations. There were no similar common stock grants during the period ended September 30, 2023. There were no awards issued during the period ended September 30, 2024.

Restricted Stock Units and Stock Options

There were no restricted stock units or stock options granted during the nine-month periods ended September 30, 2024 and 2023, respectively. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended September 30, 2024 and 2023, respectively. There were no awards issued during the period ended September 30, 2024.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 6,000,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded approximately $278,176 and $729,839 of expense related to these awards for the three and nine months ended September 30, 2024.

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through September 30, 2024, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

The following table presents information about the Company’s liabilities that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description:	Level	2024	2023
Derivative Liabilities:
Forward purchase agreement	3	$3,402,100	$-
Warrants – Series A and B	3	$6,645,365	$-
Warrants – Series C and D	3	$9,219,250	$-

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming a total number of Additional Shares of 9,543,002. The model measured the total present value of the Company’s proceeds at approximately $98,282 and the total present value of the Company’s liability at approximately $3,500,369, resulting in a net liability of approximately $3,402,100 as of September 30, 2024.

The fair value measurement of the FPA at February 2, 2024 and September 30, 2024, was calculated using the following range of weighted average assumptions:

	September 30,	February 2,
	2024	2024
Risk-free interest rate	3.63%	4.14%
Stock price	$0.37	$4.53
Expected life	2.1 years	2.8 years
Expected volatility of underlying stock	107.5%	70.0%
Dividends	0%	0%

Warrants – Series A and B

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at the date of issuance on March 15, 2024, which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$1.74	$1.74
Risk free rate	4.2%	4.2%
Expected volatility	82.5%	82.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.75	$0.0001

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at September 30, 2024, which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.2 years	5.2 years
Stock price	$0.37	$0.37
Risk free rate	3.6%	3.6%
Expected volatility	105%	105%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.3274	$0.0001

The fair value of the Series A Warrants and Series B Warrants as of September 30, 2024, was $6,502,710 and $142,655, respectively. This resulted in a gain from the change in fair value of derivatives of $5,383,585, $6,093,635 and a gain (loss) from the issuance of warrants of $0, and $(17,820,998) for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, investors received 466,000 and 5,364,046 common shares from exercise of Series A and Series B warrants, respectively.

Warrants – Series C and D

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at the date of issuance (August 30, 2024), which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.6 years	5.6 years
Stock price	$0.32	$0.32
Risk free rate	3.7%	3.7%
Expected volatility	105.0%	105.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.3274	$0.0001

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at September 30, 2024, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.5 years	5.5 years
Stock price	$0.37	$0.37
Risk free rate	3.6%	3.6%
Expected volatility	105.0%	105.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.3274	$0.0001

The fair value of the Series C Warrants and Series D Warrants as of September 30, 2024, was $8,160,300 and $1,058,950, respectively. This resulted in a gain (loss) from the change in fair value of derivatives and issuance of warrants of $435,550 and $(9,654,799) for the three and nine months ended September 30, 2024. As of September 30, 2024, investors have not exercised any Series C and Series D warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, February 2, 2024	20,889,950
Change in fair value	(249,350)
Balance, March 31, 2024	20,640,600
Change in fair value	(15,824,800)
Balance, June 30, 2024	4,815,800
Change in fair value	(1,413,700)
Balance, September 30, 2024	3,402,100

Fair Value
Measurement
Using Level 3
Warrants – Series A and B	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, March 15, 2024	12,739,000
Change in fair value	8,431,850
Balance, March 31, 2024	21,170,850
Change in fair value	(9,141,900)
Balance, June 30, 2024	12,028,950
Change in fair value	(5,383,585)
Balance, September 30, 2024	6,645,365

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, August 30, 2024	9,654,800
Change in fair value	(435,550)
Balance, September 30, 2024	9,219,250

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

Amendment of Benesch Friedlander Coplan & Aronoff LLP short-term note

On November 12, 2024, the Company amended the terms of its Promissory Note with Benesch. The amended terms include an updated principal balance of $694,061, which includes unpaid interest expense of $24,061 from earlier periods, an increase in the interest rate to 10% per annum, an upfront payment of $40,000 made at signing, and a requirement for minimum monthly payments of $25,000. Additionally, the maturity date has been extended to May 31, 2025. For further details, refer to Note 11 to the financial statements.

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

Overview

Solidion Technology, Inc. is a Dallas, TX, USA-based advanced battery technology company focused on the development and commercialization of battery materials, components, cells, and selected module/pack technologies. Solidion holds a portfolio of over 550 patents, covering innovations such as high-capacity, non-silane gas and graphene-enabled silicon anodes, biomass-based graphite, advanced lithium-sulfur and lithium-metal technologies. Solidion offers two lines of battery products: (i) advanced anode materials (ready for production expansion); and (ii) three classes of solid-state batteries, including Silicon-rich all-solid-state lithium-ion cells (Gen 1), anode less lithium metal cells (Gen 2), and lithium-sulfur cells (Gen 3), all featuring an advanced polymer- or polymer/inorganic composite-based solid electrolyte that is process-friendly.

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

Equity Financings

On March 13, 2024, Solidion entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The net proceeds from the Private Placement were used for working capital and general corporate purposes. The Private Placement closed on March 15, 2024.

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

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $0.3478. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 22,141,701 shares and 5,749,598 shares, respectively. As of September 30, 2024, investors had exercised 466,000 Series A Warrants and 5,364,046 Series B Warrants, resulting in the issuance of 5,830,046 common shares.

On August 30, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

As part of the Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, third party technology validation testing, equipment, engineering, maintenance of facilities, data analysis, and materials.

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

Interest Expense

Interest expense consists primarily of the interest on the Company’s short-term notes and D&O insurance premium financing arrangement.

Results of Operations

The following information includes, in management’s opinion, all necessary adjustments to fairly present its results of operations for these periods. This data should be read in conjunction with Solidion’s financial statements and accompanying notes. These results of operations are not necessarily indicative of future performance.

Summary of Statements of Operations for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,
	2024	2023

Net sales	$-	$1,315
Cost of goods sold	-	-
Operating expenses	4,193,006	1,439,900
Total other income (expense)	(2,443,673)	1,091
Net Income (loss)	$(6,636,679)	$(1,437,494)

Operating Expenses

Operating expenses increased by $2,753,106 for the three months ended September 30, 2024. This increase was primarily driven by third party validation testing of our proprietary silicon anode, professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other expense increased by $2,444,764 for the three months ended September 30, 2024. This increase was largely driven by a gain of $7,232,835 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was a loss of $9,654,799 from the issuance of common stock and warrants related to the August Private Placement financing.

Summary of Statements of Operations for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
	2024	2023

Net sales	$-	$1,615
Cost of goods sold	-	-
Operating expenses	10,885,651	4,214,993
Total other income (expense)	(3,498,875)	1,757
Net loss	$(14,384,526)	$(4,211,621)

Operating Expenses

Operating expenses increased by $6,670,658 for the nine months ended September 30, 2024. This increase was primarily driven by third party validation testing of our proprietary silicon anode, professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other expense increased by $3,500,632 for the nine months ended September 30, 2024. This increase was largely driven by a gain of $24,017,035 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was a loss of $27,475,797 from the issuance of common stock and warrants related to the March and August Private Placement financings.

Summary of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating Activities	(5,677,192)	(3,298,947)
Investing Activities	(190,931)	(301,528)
Financing Activities	7,056,000	2,980,851
Net increase (decrease) in cash	1,187,877	(619,624)

Net Cash used in Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities was $5,677,192. This primarily resulted from a net loss of $14,384,526, which included non-cash gains and losses, driven by a gain of $24,017,035 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $27,475,797 from the issuance of common stock and warrants related to the Private Placement financing. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation and equity compensation expense for services, totaling $4,113,643. Additionally, changes in operating assets and liabilities provided $1,134,929 of cash from operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $3,298,947. This primarily resulted from a net loss of $4,211,621, which included non-cash losses, depreciation and amortization, totaling $456,681. Additionally, changes in operating assets and liabilities provided $455,994 of cash from operating activities.

Net Cash used in Investing Activities

For the nine months ended September 30, 2024, the Company used cash of $190,391 in investing activities consisting of capitalized patent costs.

For the nine months ended September 30, 2023, the Company used cash of $301,528 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2024, the Company generated cash of $7,056,000 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $7,850,000 and $527,500, respectively. These increases were offset by repayment of related party advances of $911,091.

For the nine months ended September 30, 2023, the Company generated cash of $2,980,851 from financing activities, consisting of capital contributions by G3.

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

As of September 30, 2024, we had an accumulated deficit of $104,336,032. Additionally, $3,056,482 in NUBI transaction costs incurred were accrued at the Closing Date in connection with the Merger and are due to be paid within the next twelve (12) months. During the nine months ended September 30, 2024, we incurred losses from operations totaling $10,885,651 and net cash used in operating activities of $5,677,192. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At September 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of September 30, 2024, our contractual obligations are as follows:

Total
Due to related party	$87,873
Income tax payable	$89,267
Excise taxes	$890,385
Convertible notes	$527,500
Short-term notes payable	$1,953,335
Total	$3,548,360

The amounts above reflect current liabilities presented on the Company’s financial statements.

At September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. We have identified the following as our critical accounting estimate as of and for the three months ended September 30, 2024:

Forward Purchase Agreement

The Company accounts for the forward purchase agreement as either equity-classified or liability-classified instruments based on an assessment of the FPA specific terms and applicable authoritative guidance in FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA are outstanding.

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

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 14 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our principal executive officer and principal financial and accounting officer that our disclosure controls and procedures as of September 30, 2024 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that our financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2024, we entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement with certain institutional investors (the “Investors”) for aggregate gross proceeds of $3,850,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. EF Hutton, LLC, acted as the exclusive placement agent for the Private Placement. The Private Placement closed on March 15, 2024. As part of the Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock), (ii) two Series A warrants each to purchase one share of Common Stock and (iii) one Series B warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein. The securities issued in connection with the Private Placement were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Investors are accredited investors for purposes of Rule 501 of Regulation D.

On August 30, 2024, we entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement with certain institutional investors (the “Investors”) for aggregate gross proceeds of $4,000,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. EF Hutton, LLC, acted as the exclusive placement agent for the Private Placement. The Private Placement closed on September 5, 2024. As part of the Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock), (ii) two Series C warrants each to purchase one share of Common Stock and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein. The securities issued in connection with the Private Placement were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Investors are accredited investors for purposes of Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2024).
4.2	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 30, 2024).
4.3	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 30, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 30, 2024).
10.3	Form of Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 30, 2024).
10.4	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 30, 2024).
10.5	Forward Purchase Agreement Confirmation Amendment, dated as of August 29, 2024, by and among Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, Meteora Strategic Capital, LLC, Honeycomb Battery Company and Solidion Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2024).
10.6	Strategic Cooperation Consulting Agreement, dated September 11, 2024, by and between Arbor Lake Capital Inc. and Solidion Technology, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 16, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: November 19, 2024	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: November 19, 2024	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)