Form 10-K
period 2024-12-31
Solidion Technology Inc.
filed 2025-04-16
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $9,339,999.

As of April 1, 2025, there were 135,845,569 shares of common stock of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $11.50 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and pending listing on The OTC Markets under the symbol “STIWW”. The audited financial statements for the fiscal year ended and as of December 31, 2023 included herein reflect the operations of HBC, as HBC is the accounting acquirer and predecessor. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SOLIDION TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Overview

Solidion Technology, Inc. is an advanced battery technology company focused on the development and commercialization of next-generation battery materials, components, and energy storage solutions. Headquartered in Dallas, Texas, with research and development (R&D) and manufacturing operations in Dayton, Ohio, Solidion is dedicated to transforming the energy storage landscape by addressing key limitations in current lithium-ion and emerging battery technologies.

The Company specializes in high-performance silicon-rich anode materials, solid-state battery technology, and fire-retardant electrolytes, aiming to enhance the energy density, safety, and cost-effectiveness of lithium-ion batteries. Solidion’s proprietary innovations include graphene-enabled batteries, elastomer-protected electrodes, quasi-solid and solid-state electrolytes, and biochar-derived anode materials, providing sustainable and scalable solutions for the electric vehicle (EV), energy storage system (ESS), and consumer electronics markets.

Solidion holds an extensive intellectual property (IP) portfolio with over 525 active patents (pending and granted) globally, positioning the Company as a leader in silicon anode and solid-state battery technology. Its innovative silane-free production processes for silicon-based anode materials allow for lower manufacturing costs and improved scalability. Additionally, its fire-retardant and polymer-based electrolytes enable safer, high-energy-density batteries compatible with existing lithium-ion cell production infrastructure.

A key milestone in Solidion’s technological advancements is the successful development of a high-energy cylindrical cell, which achieves an exceptional energy density of 305 Wh/kg, significantly higher than conventional lithium-ion batteries, which typically range between 240-260 Wh/kg. This innovation not only enhances the range and performance of EVs but also underscores Solidion’s ability to deliver cutting-edge solutions for high-energy and high-power applications.

The Company has established strategic partnerships with leading industry players, including Giga Solar Materials Corp. and Bluestar Materials Company, to advance the production and commercialization of silicon oxide (SiOx) anode materials in the U.S. These collaborations, along with Solidion’s ongoing engagement with EV original equipment manufacturers (OEMs) and toll-manufacturing partners, position the Company to accelerate the adoption of its next-generation battery solutions.

On November 14, 2024, we adopted a strategic Bitcoin allocation policy for our Corporate Treasury. As part of this strategy, Solidion is committed to leveraging Bitcoin as a long-term store of value. The Company will allocate excess cash from operations toward Bitcoin purchases, subject to board approval. Additionally, interest earnings from cash held in money market accounts will be converted into Bitcoin. The Company also plans to allocate a portion of future capital raises to Bitcoin acquisitions, demonstrating a sustained commitment to integrating Bitcoin into its financial strategy. For fiscal year 2024, the Company did not identify excess cash from operations for Bitcoin purchases. Additionally, $13,806 generated in interest income earnings during fiscal year 2024 have been designated for Bitcoin purchases in fiscal year 2025 as part of the ongoing treasury strategy. The Company did not conduct any capital raise activities between the date of its announcement and the end of the reporting period and, as a result, did not allocate any proceeds toward Bitcoin purchases. Looking ahead, during fiscal year 2025, Solidion anticipates capital raises that will include allocation of a portion of proceeds to Bitcoin acquisitions.

Solidion is committed to advancing battery technology through continuous R&D efforts, expanding manufacturing capabilities, and optimizing supply chain sustainability. By integrating cutting-edge materials and scalable production methods, Solidion aims to deliver high-performance, cost-effective, and environmentally sustainable battery solutions that address the increasing demand for electrified mobility and renewable energy storage.

Limitations of Current Battery Technology

Li-Ion Batteries Lithium-ion batteries (LIBs) are pivotal in climate change mitigation as they play a key role in electrifying the transport sector and enabling the integration of renewables. They are widely used in portable electronics and electric vehicles due to their high potential for providing efficient energy storage and environmental sustainability. NMC (nickel-manganese-cobalt oxides) and LFP (lithium iron phosphate) are common LIB cathode chemistries for electric vehicle applications. Graphite is typically used as the battery anode material (BAM).

Despite their importance, current LIB technology has limitations:

●	Anode Energy Density The use of graphite anodes restricts the battery’s capacity because graphite has a low theoretical gravimetric capacity of just 372 mAh g−1. Silicon (Si) is being explored as an alternative anode material because it has a higher theoretical specific capacity of 4,200 mAh g−1. However, silicon anodes have issues including volume expansion during lithium insertion and extraction, unstable solid electrolyte interface (SEI) formation, low electrical conductivity, and poor lithium-ion diffusivity.

●	CO2 Emissions During Production of Synthetic Graphite Anode Materials The carbon footprint is often underestimated due to a lack of industrial data and the use of non-representative process routes in modeling. A more accurate life cycle inventory reveals a substantially higher carbon footprint (CF) value of 42.2 t CO2eq./t of SG BAM, which is 2 to 10 times greater than previously reported values. The graphitization process, which accounts for 46% of the total CF due to high electricity consumption, and the use of graphite crucibles, responsible for 28% of the CF, contribute most to the carbon footprint.

●	Electrolyte Safety Issues Lithium-ion batteries are susceptible to thermal runaway if abusive conditions destabilize the electrochemical system. If certain abusive conditions break the stability boundaries of the electrochemical system, an LIB is more susceptible to thermal runaway (TR), leading to fire accidents. Traditional liquid organic carbonate-based electrolytes are flammable and can be highly combustible or even explosive when exposed to air. Lithium plating can occur in the anode, caused by electrical and thermal abuse, which can lead to dendrite formation and short circuits. In contrast, various types of solid-state electrolytes, comprising less or no volatile chemical species, are being developed for both lithium-ion and lithium-metal battery types. Further, solid-state electrolytes, when used as a separator, could significantly reduce or eliminate the lithium dendrite issues. However, solid-state electrolytes bring along other types of challenges to a battery designer, including a higher internal impedance (hence, lower power), lower anode or cathode active material proportion (hence, lower-than-expected energy density), and a higher manufacturing cost. The latter challenge is largely a result of the need to develop a new process and new equipment for producing the solid-state separator and for assembling the required components into a battery cell.

Our Technology

●	Graphene or elastomer enhanced silicon and SiOx

Solidion is leading the development of low-cost, high-performance silicon-rich (Si-rich) anode materials, pioneering multiple approaches to enhance the efficiency, scalability, and sustainability of next-generation lithium-ion batteries. One of Solidion’s most transformative innovations is its elastomer protection technology, which utilizes a flexible polymer to encapsulate silicon particles and protect the entire electrode. This design effectively addresses the mechanical stresses caused by silicon expansion during charge-discharge cycles, significantly improving battery longevity and stability. Unlike common silicon anode production methods that rely on silane gas and chemical vapor deposition (CVD) processes, Solidion’s approach is silane-free and CVD-free, utilizing low-cost metallurgical-grade or reclaimed silicon as a feedstock. This cost-effective and environmentally friendly method makes silicon anode technology more viable for mass adoption of suitable applications.

Solidion has also pioneered a method to produce high-capacity silicon anodes via CVD but without the use of toxic and explosive silane gas, thereby enhancing both the safety and sustainability of battery manufacturing. This breakthrough is part of Solidion’s extensive intellectual property portfolio, which encompasses over 525 active patents. By eliminating the need for silane gas in silicon anode production, the overall cost is expected to decrease, making the product more competitive, market-friendly, and potentially preventing the painful silane supply chain issue. These advancements are set to benefit a wide range of applications, including energy storage systems and electric vehicles across land, air, and sea. Beyond silicon anode innovation, Solidion is also advancing its graphene technology platform to enhance the electrical conductivity of Si-based anode materials. Integrating graphene into Si/C composite anodes has demonstrated a 17% increase in electrical conductivity, addressing the common challenge of poor power capability in Si/C or SiOx anode materials. This enhancement is achieved with minimal additional cost, making it a practical and scalable solution for improving battery performance.

●	Biochar-based anode to reduce CO2 emissions

Solidion is pioneering the introduction of biochar-derived anode materials to the battery industry, offering a sustainable solution to reduce CO₂ emissions while enhancing the battery industry value chain. Unlike conventional graphite anodes, which rely on petroleum coke and contribute significantly to carbon emissions, biochar provides an eco-friendly alternative. By utilizing biochar as a feedstock, atmospheric CO₂ can be partially offset, establishing a closed-loop carbon cycle. Additionally, CO₂ emissions per unit weight of product are projected to be 30% lower compared to petroleum-derived graphite. Solidion has successfully demonstrated a 200 mAh battery cell incorporating an NMC cathode and biochar-derived anode materials, achieving approximately 1,000 cycles at a 0.3C charge/discharge rate. While further optimization is required to enhance electrochemical performance and scalability, biochar-based anodes represent a low-carbon solution for next-generation lithium-ion batteries, accelerating the transition toward more sustainable energy storage technologies.

●	Electrolytes (flame-retardant polymer or hybrid electrolytes for solid-state batteries)

Solidion has developed a range of fire-retardant, quasi-solid, and hybrid solid electrolytes designed for scalability and compatibility with existing lithium-ion battery manufacturing processes and facilities. Our solvent-in-salt and solvent-in-polymer electrolytes address the common limitations of conventional fire-retardant formulations, such as high viscosity, poor wettability, and low ionic conductivity, which can hinder electrode infiltration, increase internal resistance, and reduce power capability. Compatibility issues with electrodes and separators, along with narrow electrochemical stability windows, have traditionally limited the adoption of fire-retardant electrolytes in high-voltage lithium-ion batteries.

Solidion’s FireShield™ electrolytes overcome these challenges with a process-friendly formulation that enables manufacturers to integrate solid-state or quasi-solid electrolyte-based lithium batteries without requiring significant changes to existing production lines. Unlike conventional fire-retardant electrolytes, which typically have a viscosity exceeding 47 mPa●s, Solidion’s formulations achieve approximately 3.7 mPa●s, an order of magnitude lower, ensuring efficient electrode wetting. Additionally, while traditional fire-retardant electrolytes exhibit ionic conductivity as low as 0.63 mS/cm, Solidion’s electrolytes demonstrate 1.74–1.98 mS/cm, significantly enhancing charge transport and overall battery performance.

These electrolytes have been successfully tested in 100 mAh pouch cells utilizing NMC811 cathodes and SiOx/graphite anodes, delivering 800–900 cycles, proving their compatibility and long-term stability. Additionally, Solidion has developed small prototype cells with quasi-solid electrolytes, derived from our fire-retardant formulations. These prototype cells demonstrate rate capabilities comparable to conventional carbonate-based electrolytes, while offering superior safety performance, significantly reducing thermal runaway risks.

Solidion’s next-generation battery technology is poised to deliver higher capacity, longer cycle life, enhanced safety, and fast-charging capability—all while minimizing costs. With graphene- and elastomer-protected lithium-metal anodes, Solidion is driving the transition toward a quasi-solid and solid-state battery industry, solidifying its leadership in safer, more efficient, and scalable energy storage solutions.

Our Competitive Strengths

Differentiated Battery Technology Solidion stands apart in next-generation battery technology by offering silicon anodes, biochar-based anodes, and innovative electrolytes that deliver higher energy density, lower costs, and greater sustainability than conventional solutions. Unlike most silicon anode manufacturers that rely on silane gas and chemical vapor deposition (CVD), Solidion has developed silane-free, CVD-free production methods using low-cost metallurgical-grade or reclaimed silicon, reducing both manufacturing costs and supply chain dependency. Our elastomer protection technology is a breakthrough in mitigating negative effects resulted from silicon expansion—a challenge that has hindered widespread adoption of silicon anodes. Solidion has also pioneered a silane-free CVD process to produce Si/C at a lower cost per our projection. Additionally, our graphene-enhanced Si-based anodes provide a 17% increase in electrical conductivity, a key differentiator that improves power output with minimal cost, addressing a common limitation in Si/C and SiOx composite anodes used by other manufacturers.

Beyond silicon anodes, Solidion is among the few companies pioneering biochar-derived anodes, providing a 30% lower CO₂ footprint compared to petroleum-based graphite, aligning with the industry’s push for low-carbon battery materials. While competitors focus on graphite from fossil-fuel sources, Solidion’s biochar-based approach establishes a closed-loop carbon cycle, reducing environmental impact while maintaining high electrochemical performance. Our 200 mAh prototype cell, integrating biochar anodes and an NMC cathode, has achieved 1,000 cycles at 0.3C, demonstrating its viability as a scalable, sustainable alternative to conventional anodes.

In battery safety and manufacturability, Solidion differentiates itself with its FireShield™ electrolyte technology, including solvent-in-salt and solvent-in-polymer electrolytes, designed for seamless integration into existing lithium-ion battery manufacturing lines. While many competitors require entirely new processes and equipment for solid-state battery production, Solidion’s electrolytes enable a cost-effective transition to quasi-solid and solid-state batteries without major infrastructure changes. Additionally, our graphene- and elastomer-protected lithium-metal anode technology is a key enabler for the widespread commercialization of lithium-metal batteries, offering both higher energy density and improved cycle life. By integrating breakthrough materials with scalable, production-friendly solutions, Solidion is setting a new industry standard, driving the battery sector toward safer, longer-lasting, and more environmentally responsible energy storage technologies.

Strong intellectual property and expertise in silicon, graphite, and safe electrolyte domains Solidion Technology boasts a robust IP portfolio of over 525 active patents, crucial for next-generation EV batteries. As a pioneer in disruptive battery innovations, including graphene-enabled, polymer-protected, and solid-state technologies, Solidion holds over 100 key U.S. patents for enhanced silicon materials, 35+ for fire-resistant electrolytes, and 70+ for advanced solid-state and lithium metal batteries. This IP enables cutting-edge solutions like high-performance silicon anodes, cobalt-free cathodes, and protected lithium metal anodes.

Solidion Technology has a robust and expansive intellectual property (IP) portfolio, comprising over 525 active and high-value patents, many of which are central to the next generation of electric vehicle (EV) battery technologies. The Company is a pioneer in disruptive battery innovations, including graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid and solid-state electrolytes, as well as advanced hybrid electrolytes. Solidion’s portfolio includes over 100 key U.S. patents related to graphene- and polymer-enhanced silicon-based materials, more than 35 patents for fire-resistant electrolytes, and over 70 patents focused on next-generation solid-state and lithium metal battery technologies. This vast IP foundation provides the EV industry with cutting-edge solutions, such as silicon-rich anodes with superior performance-to-cost ratios, cobalt-free sulfur cathodes, process-friendly solid-state electrolytes, and protected lithium metal anodes. Additionally, Solidion’s innovations extend to advanced current collectors that enhance battery cycle life and performance under extreme conditions. With patent expirations ranging from 2028 to 2040, Solidion’s IP offers a long-term competitive advantage, with most of the patents owned outright by the Company, ensuring strategic flexibility and ongoing leadership in the battery technology sector.

Strategic Partnerships In November 2024, Solidion entered into strategic partnership with Taiwan-based Giga Solar Materials Corp. and Bluestar Materials Company, marking a significant step toward the advancement of SiOx anode materials production in the United States. This collaboration aims to develop high-quality SiOx anode solutions for lithium-ion batteries. With Bluestar’s design expertise, Giga Solar’s manufacturing experience, and Solidion’s cutting-edge technologies, the partnership is set to strengthen North America’s lithium battery materials supply chain, meeting the increasing demand for electric vehicle (EV) batteries and energy storage systems.

The alliance leverages Solidion’s expansive patent portfolio and R&D capabilities to optimize SiOx anode production, which offers a fivefold increase in specific capacity over traditional graphite. This innovation is key to enhancing battery energy density, thus improving EV range and durability. Solidion and Giga Solar, with a combined 100 Metric Tons per Annum (MTA) capacity in Taiwan, are exploring U.S.-based manufacturing opportunities to further their market share in the rapidly expanding EV and energy storage sectors.

Our Products

Anode Materials Our product portfolio includes graphite-based anode materials, distinguished by our commitment to utilizing raw materials from sustainable sources. As part of our efforts to contribute to the goal of net-zero greenhouse gas emissions by 2050, we are scrutinizing our entire supply chain to identify opportunities for reducing environmental impacts. Graphite, a critical component in rechargeable batteries due to its longevity and cost-efficiency, is traditionally derived from petroleum coke and pitch. Solidion’s innovative approach introduces biochar produced from waste biomass as an alternative feedstock. This sustainable process not only sequesters carbon but may also result in carbon-negative production. By leveraging biochar, Solidion aims to produce anode-grade graphite with exceptional performance. By the end of 2024, Solidion’s anode materials containing biochar-derived materials have achieved a capacity of over 340 mAh/g and comparable cycle life to conventional graphite anodes, marking a significant step towards more environmentally responsible battery manufacturing. Solidion has also developed a series of silicon and SiOx anode materials that enable a significantly higher energy density (for example, an expected 20-30% increase in the EV driving range) likely at a reduction in the cell cost in terms of U.S. dollars per kilowatt hour (“kWh”) when production in scale occurs. The specific capacity of these products range from 1,300 to 2,800 mAh/g aiming to suit different applications including EV, energy storage stations, drones, and consumer electronics.

Battery Cells To rigorously validate the performance of its innovative anode materials, Solidion is actively engaged in the development and testing of a diverse portfolio of battery cells. By the close of 2024, Solidion, in collaboration with strategic partners, has successfully constructed and evaluated over three distinct types of cylindrical cells, each featuring either our advanced silicon (Si) or graphite-based anodes. These cells showcase a wide range of capabilities, with capacities spanning from 4.6 to an impressive 5.5Ah.

Notably, our high-energy 5.5Ah 21700 cylindrical cell represents a significant leap forward in battery technology. This cell not only achieves an exceptional energy density of 305 Wh/kg, surpassing the typical 240-260 Wh/kg offered by established Asian manufacturers in the same high-energy category, but also delivers superior power performance. It boasts a continuous charging and discharging capability exceeding 2C, a substantial improvement over the performance less than 1C typically seen in competitor products. This combination of high energy density and robust power handling makes our 5.5Ah cell ideally suited for applications demanding both sustained energy delivery and moderate to high power output, such as advanced electric vehicles and high-performance portable electronics.

Furthermore, Solidion is actively developing cell variants tailored for applications requiring even higher power capabilities. These cells have already demonstrated impressive fast-charging capabilities, exceeding 3C, enabling rapid replenishment of energy and minimizing downtime. This focus on high-power cells underscores our commitment to addressing the diverse needs of the evolving energy storage market.

Beyond anode advancements, Solidion is also pioneering the development of next-generation electrolytes. As previously mentioned, we have successfully formulated fire-retardant and quasi-solid electrolytes, demonstrating their performance through the construction of small prototype cells. These electrolytes represent a significant step towards enhancing battery safety, a critical consideration in today’s demanding applications. Looking ahead, Solidion intends to scale up production of these electrolyte-based cells, manufacturing larger format cells in common practical sizes. This initiative will not only validate the performance of our advanced electrolytes in real-world scenarios but also pave the way for the development of safer and more reliable energy storage solutions. By integrating our innovative anode materials with these advanced electrolytes, Solidion is poised to deliver a new generation of high-performance, safe, and sustainable batteries. The development of larger cells with advanced electrolytes is scheduled to conclude in 2025.

Our Growth Strategy

Battery Development for Customers Solidion’s core strategy revolves around the meticulous design and rigorous testing of advanced battery cells, tailored to meet the specific needs of our customers and the broader market. We are dedicated to developing a diverse array of cell types, encompassing both cylindrical and pouch formats, with varying dimensions to accommodate a wide range of applications. Our approach is deeply rooted in materials innovation, leveraging our proprietary silicon and graphite-based anodes, alongside our fire-retardant and quasi-solid electrolytes. This allows us to precisely engineer cell performance characteristics, focusing on achieving optimal energy density, power output, and safety. Each cell design undergoes exhaustive testing protocols, including cycle life analysis, rate capability assessments, and safety evaluations, to ensure it meets the highest standards of performance and reliability. We are committed to pushing the boundaries of battery technology, exploring novel electrode configurations and electrolyte formulations to unlock new levels of performance. Through close collaboration with our customers, we meticulously refine our designs, incorporating feedback and tailoring solutions to address unique application requirements. Whether a client seeks a high-energy cell for an extended runtime, a high-power cell for rapid discharge, or a cell with enhanced safety features, Solidion’s dedicated team of engineers and scientists is focused on delivering innovative and reliable battery solutions.

Leverage existing global toll manufacturing capacity to produce batteries Solidion’s growth strategy is strategically designed to capitalize on existing global toll manufacturing capabilities, enabling us to efficiently and cost-effectively meet the burgeoning demand for our advanced battery cells. Recognizing the critical need to provide customers with sample cells in larger, application-relevant formats, we are leveraging partnerships with established manufacturing facilities worldwide, including those within the United States. While Solidion’s current infrastructure for cell fabrication focuses on research and development, these collaborative relationships allow us to rapidly scale production and deliver customized cell prototypes without significant capital expenditure. By partnering with experienced toll manufacturers, we gain access to established production lines, quality control systems, and logistical expertise, ensuring consistent product quality and timely delivery. This approach not only facilitates the efficient production of sample cells for customer evaluation but also provides a robust pathway for Solidion to explore and penetrate the broader battery cell market. As we receive customer orders, we will continue to collaborate with our global network of toll manufacturing partners, ensuring seamless and scalable production. This strategic approach allows us to embrace the inherent low-cost advantages of toll manufacturing at mass-production scales, optimizing our operational efficiency and enabling us to offer competitive pricing. Furthermore, this model allows Solidion to remain agile, adapting quickly to market fluctuations and customer demands without the constraints of owning and operating large-scale manufacturing facilities. By fostering strong relationships with our toll manufacturing partners, we are building a resilient and adaptable supply chain, positioning Solidion for sustained growth and success in the rapidly evolving battery industry.

Partnership Development and Expansion Solidion remains committed to strengthening its strategic partnerships with Giga Solar and Bluestar to advance the development and commercialization of SiOx anode materials and innovative production processes. By leveraging the combined expertise and resources of these partnerships, Solidion aims to optimize manufacturing efficiency and accelerate market adoption. Additionally, the Company intends to collaborate closely with EV OEMs and toll-manufacturing partners to develop and scale the production of advanced battery materials and cells. The long-term objective is to integrate these next-generation energy storage solutions into EVs, drones, and other high-performance applications, supporting the broader transition to sustainable transportation and energy systems.

Advancing Battery Technologies Solidion is dedicated to advancing battery technologies to maintain its leadership in the dynamic energy storage sector. We understand that significant progress demands a comprehensive strategy, encompassing both material and cell-level innovations. Our persistent research efforts concentrate on refining and optimizing essential components, including anodes, cathodes, and electrolytes, to create integrated systems that achieve exceptional performance. We strive to seamlessly incorporate these advancements into battery cells designed to meet the diverse and evolving needs of our customers across various applications. Utilizing our extensive expertise, Solidion is committed to developing future products that not only feature cutting-edge technology but also emphasize manufacturability, ensuring efficient scalability and cost-effectiveness. To reinforce our position as a technological pioneer, we sustain a substantial investment in research and development, focusing on pivotal areas such as cell chemistry and architecture, next-generation battery materials, and advanced manufacturing techniques. This continuous investment enables us to expand and strengthen our intellectual property portfolio, securing our ability to deliver transformative battery solutions that address the energy storage demands of the future.

Expanding our end markets and applications Solidion’s strategy for growth includes a deliberate expansion of our end markets and applications. While our core focus remains on strengthening our battery material production capabilities, we recognize the significant opportunity presented by the cell business. By leveraging our established partnerships with global toll manufacturers, we plan to integrate our advanced material products and technologies into a diverse range of battery cells, tailored to meet the specific requirements of various end users. This strategic move allows us to extend our reach beyond material supply and directly address the needs of growing markets. Our target applications include, but are not limited to, EV vehicles, where foreign manufacturers are seeking U.S. partnerships to mitigate potential tariffs, production of silicon-based alloys, where domestic sourcing requirements demand U.S. entity control, consumer electronics, where demand for high-performance, compact batteries is increasing, residential energy storage systems, which require reliable and long-lasting solutions, and the rapidly expanding drone market, where lightweight, high-energy-density cells are crucial. By diversifying our offerings and entering these dynamic sectors, Solidion aims to solidify its position as a comprehensive provider of innovative energy storage solutions.

Our Research and Development

Solidion is continuously advancing energy storage technologies, refining innovations for commercial applications while expanding research and development initiatives. Our focus is on enhancing key performance characteristics and broadening the applications of our battery technologies, including anode materials, electrolytes, and next-generation energy storage solutions beyond lithium-ion. Our ongoing R&D efforts include:

Advancing Material Structures and Manufacturing Processes: We are refining biochar-based, silicon-based, and SiOx-based anode materials by optimizing their structure and composition. Efforts include surface modifications, such as graphene and elastomer coatings, and production process enhancements. A key focus is the development of a silane-free production process for Si/C materials, which has the potential to significantly reduce manufacturing costs.

Enhancing Battery Life: We are working on a range of electrolyte additives and binders designed to improve the cycle life of silicon-based battery cells while maintaining critical performance characteristics, such as energy density.

Increasing Energy Density and Power Capability: We are actively exploring alternative cell designs and cathode materials to enhance energy storage capacity and power output.

Developing Larger Cell Form Factors: Currently, we produce 5Ah 21700 cylindrical cells and pouch cells up to approximately 1Ah. As we expand our customer base, we are developing larger-format batteries to support broader energy storage applications, including electric vehicles, drones, and consumer electronics. We also are working on building larger cells that incorporate our fire-retardant and quasi-solid electrolytes to provide safer battery cells to the market.

Supply

Solidion plans to become a supplier of solid-state cells (for the EV, energy storage systems and portable electronics markets) and certain battery components/materials (for example, graphite-, Si oxide-, and Si-rich anode materials and electrolytes) to select customers or strategic partners.

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

Intellectual Property

Solidion has a portfolio of over 525 high-value active patents. This portfolio contains many key patents for next generation EV batteries. Solidion is the inventor of graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid electrolytes, elastomeric solid-state electrolytes, advanced polymer/inorganic hybrid electrolytes, and numerous other disruptive battery technologies. This massive intellectual portfolio provides the EV industry with what we believe to be several key enabling battery technologies, such as silicon-rich anode having the highest performance/cost ratio, the highest-capacity sulfur cathode materials (free of cobalt, nickel and manganese), the most process-friendly solid-state electrolytes, protected lithium metal anode, fast chargeability, aluminum-ion cells and sodium-ion cells. Solidion holds more than 100 key U.S. patents on graphene- or polymer-enhanced silicon-based materials. It holds more than 35 key U.S. patents on fire-resistant electrolytes for lithium batteries. It holds more than 70 U.S. patents on key technologies for next-generation all-solid state or lithium metal batteries. It also holds advanced current collector patents; these technologies are capable of extending cycle life and improving operating temperatures and voltages. The year of expiration of these key U.S. patents generally ranges from as early as 2028 to as late as 2040. Most of the intellectual property to be utilized by Solidion is intellectual property that is owned by Solidion (having been transferred from G3 to Solidion via the Patent Assignment, dated as of February 8, 2023 (the “Patent Assignment”)). Solidion licenses a relatively small number of patents relating to graphene and graphite production from G3 pursuant to the Supply and License Agreement, under which there are no significant limitations. These patent rights are licensed on an irrevocable, non-exclusive, royalty-free basis.

The strong IP portfolio enables Solidion to become a market and technology leader in the battery space for decades to come.

Competition

We compete directly and indirectly with current battery manufacturers and with an increasing number of companies that are developing new battery technologies and chemistries to address the growing market for electrified mobility solutions. The EV battery industry is fast-growing and highly competitive. We primarily compete with other silicon anode materials companies globally, such as Sila Nanotechnologies Inc., Group 14 Technologies, Inc., Enovix Corporation, Enevate Corporation, Nexeon Ltd., Storedot Ltd., BTR New Energy Material Ltd., Shanshan Corporation, and Berzelius. Some competitors produce silicon anode materials via CVD, which is believed to be expensive and challenging to scale up, and require explosive gaseous raw materials. In contrast, our patented technologies are expected to allow us to produce highly scalable low-cost silicon-rich products that could be compatible with solid-state and liquid-state electrolytes and have greater energy density and lower cost per kilowatt hour.

We also compete with graphite anode materials companies globally, such as BTR New Energy Material Ltd., Shanshan Corporation, Kaijin New Energy Technology Co. Ltd., Zichen New Materials Technology Co., Ltd., XFH Technology Co., Ltd., Zhongke Shinzoom Technology Co., Ltd., POSCO Future M Co., Ltd., Resonac Holdings Corporation, Mitsubishi Chemical Corporation, Sinuo Industrial Development Co., NOVONIX Limited, Anovion Technologies, etc. While the competitors produce synthetic graphite by using petroleum coke as a raw material, Solidion’s products contain biochar-derived anode materials which offset CO2 from the atmosphere and reduce the overall CO2 emissions considering raw materials.

Additionally, Solidion may be perceived to compete with certain other solid-state or lithium metal battery companies, such as QuantumScape, Solid Power and SES. However, we view these companies as potential strategic partners, not competitors. For instance, Solidion has complementary IP that can help each of these companies accelerate the commercialization of their lithium metal batteries (for example, by providing graphene/elastomer-protected Li metal anode technologies). Our lithium metal protection technologies are capable of addressing certain known issues associated with rigid inorganic solid electrolytes, such as large electrode/electrode interfacial impedance and the typically high stack-holding pressure. Solidion’s solid state batteries are expected to be produced at scale and cost-effectively using current lithium-ion cell production process and equipment, thus enabling fast time-to-market compared to all-solid-state batteries. This versatile platform technology could potentially transform the lithium-ion battery industry into producers of safe, solid-state batteries for EV, ESS, consumer electronics, and other power storage applications. As Solidion plans to extend its business to battery cells, Solidion competes with leading tier-one battery manufacturers, including Amperex Technology Limited (ATL), Contemporary Amperex Technology Co., Limited (CATL), LG Chem Ltd., Murata Manufacturing Co., Ltd., Panasonic Industry Co., Ltd., and Samsung SDI Co., Ltd. These companies possess significant financial resources, well-established supply chains, and strong relationships with automotive and electronics manufacturers.

Human Capital

We believe that our success is driven by our team of technology innovators and experienced business leaders. We seek to hire and develop employees who are dedicated to our strategic mission. As of December 31, 2024, we employed 28 full time employees.

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

For more information, please visit www.solidiontech.com or contact Investor Relations.

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

For more information, see “Risk Factors — Risks Related to Legal and Regulatory Compliance” discussing regulations and regulatory risks related to product liability, tax, employment, export controls, trade, data collection, privacy, environmental, health and safety, anti-corruption and anti-bribery compliance.

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

We currently conduct our operations in two facilities in Dayton, Ohio. Our current and future development and manufacturing facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health pandemics and epidemics such as potential virus pandemics, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, explosions, floods, cyber-attacks (including ransomware attacks), typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to conduct our research and development activities as and on the timeline currently contemplated.

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

The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects.

The availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs. Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. In the United States, the Inflation Reduction Act provides tax credits for the purchase of electric vehicles, and many U.S. states have banned the sale of new gas-powered vehicles by 2035. Other states may follow. Given the current political climate in the United States, the future of these incentives and subsidies for end-users and OEMs remains uncertain, including with respect to federal programs. Since taking office, President Trump and certain Republican members of Congress have criticized the Inflation Reduction Act and clean energy initiatives, and President Trump has stated that he supports revising current federal agency rules that incentivize the EV market and ending state emissions waivers that limit gas-powered vehicle sales. If government laws or programs incentivizing the growth of the EV market are reduced or eliminated, or the available benefits are exhausted earlier than anticipated, demand for EVs may decrease and our anticipated sales of EV battery products could be adversely affected, which may adversely affect our business, financial condition, operating results and prospects. Any reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally.

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

We incurred a net loss of approximately $5.3 million for the year ended December 31, 2023 and approximately $25.9 million for the year ended December 31, 2024. We believe that we will continue to incur operating and net losses each quarter until the time significant production of our high-capacity anode and high-energy solid-state battery technology begins.

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

We have identified five material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Prior to the Closing of our business combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2023 and 2024, and for the years ended December 31, 2022, 2023 and 2024, we identified five material weaknesses in our internal control over financial reporting: control environment, risk assessment, control activities, information and communication and monitoring. For more information, see “Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting—Material Weaknesses.”

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or to implement our remediation plans or any difficulties we encounter in our implementation thereof, could result in additional significant deficiencies or material weaknesses or result in material misstatements in our financial statements. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, lenders and investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to various sources of financing in the future.

These material weaknesses, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management anticipates that our internal control over financial reporting will not be effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result. As further discussed in “Item 9A, Controls and Procedures—Remediation Plans and Status,” we have implemented a remediation plan and, while progress has been made to remediate the material weaknesses, they will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that associated controls are effective. Therefore, while we expect to have remediated the material weaknesses well in advance of December 31, 2025, there is no guarantee that our remediation plan will be successful or that our remediation efforts will be completed prior to the audit of our 2025 financial statements.

We have incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company prior to our merger with Nubia. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Compliance with public company requirements has increased and will continue to increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify additional material weaknesses or significant deficiencies in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required us and will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

In addition, the maximum number of shares of common stock underlying the Series C Warrants and Series D Warrants would be an aggregate of approximately 123,076,923 shares and 49,320,990 shares, respectively, and the Company has included these shares in a shelf registration statement on Form S-1 that has not yet been declared effective.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

Our management oversees the assessment and management of cybersecurity threats and regularly considers cybersecurity risks in the context of other material risks to the Company. In the event of any reportable cybersecurity incident, our management shall promptly notify our board of directors, including determining the necessary actions such as disclosure, mitigation, or other appropriate responses. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from external experts. During the reporting period, we have not experienced any material cybersecurity incidents, which would require disclosure.

In the course of our business operations, we collect, store, and process data, including information related to our employees, partners, collaborators, and vendors. To effectively manage cybersecurity risks, we have established a range of policies and procedures designed to prevent, detect, and respond to potential threats. Our Chief Executive Officer manages our external IT and cybersecurity experts. Under the CEO’s direction, we work with trusted third-party information technology “IT” professionals who employ a variety of software tools to ensure the security of our systems. Additionally, we rely on reputable cybersecurity software vendors to further enhance our protection.

The Company takes steps to manage cybersecurity risks by identifying, assessing, and addressing potential threats to our data and systems, ensuring our security measures are effective. We continuously monitor for cybersecurity risks using automated tools, test for potential threats, and maintain standards, policies, and procedures to guide our security practices. We use a variety of security tools across our systems, require multifactor authentication for access to critical systems, and enforce access control policies to help protect the data within those systems.

We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent public accounting firm of matters and any relevant developments.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock have traded on the Nasdaq Global Market, or Nasdaq, under the symbol “STI” on February 5, 2024. Prior to that date, Nubia’s Class A Common Stock and Public Warrants were listed on the Nasdaq Global under the symbols “NUBI” and “NUBIW” respectively.

Holders of Record

As of April 14, 2025, there were 27 holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Solidion Technology, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Equity Financings

On March 13, 2024, Solidion entered into a private placement transaction (the “March Private Placement”), pursuant to a Securities Purchase Agreement (the “March Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the March Private Placement. The net proceeds from the March Private Placement were used for working capital and general corporate purposes. The March Private Placement closed on March 15, 2024.

As part of the March Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock, (ii) two Series A warrants (“Series A Warrants”) each to purchase one share of Common Stock, and (iii) one Series B warrant (“Series B Warrants”) to purchase such number of shares of Common Stock as determined on the reset date, and in accordance with the terms therein.

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $0.3478. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 22,141,701 shares and 5,749,598 shares, respectively. As of December 31, 2024, investors had exercised 13,742,879 Series A Warrants and 5,749,598 Series B Warrants, resulting in the issuance of 19,492,477 common shares. As of December 31, 2024, 8,398,822 Series A Warrants and no Series B Warrants remained outstanding.

On August 30, 2024, the Company entered into a private placement transaction (the “August Private Placement”), pursuant to a Securities Purchase Agreement (the “August Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000, before deducting fees to the placement agent and other expenses payable by the Company in connection with the August Private Placement. The Company intends to use the net proceeds from the August Private Placement for working capital and general corporate purposes.

As part of the August Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined in Note 10) and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

The Company accounts for the outstanding Series A, Series B, Series C, and Series D warrants issued in connection with the March and August 2024 private placement financings (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40.

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

Summary of Statements of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023

Net sales	$-	$6,944
Cost of goods sold	-	-
Operating expenses	13,299,537	5,329,623
Total other income (loss)	(12,629,466)	(1,945)
Net loss	$(25,929,003)	$(5,324,624)

Operating Expenses

Operating expenses increased by $7,969,914 for the year ended December 31, 2024. This increase was primarily driven by third party validation testing of our proprietary silicon anode, professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (loss)

Other loss increased by $12,627,521 for the year ended December 31, 2024. This increase was largely driven by a gain of $18,011,100 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March and August private placement financing. This was offset by a loss of $30,281,475 from the issuance of common stock and warrants related to the convertible note and private placement financing activity.

Summary of Cash Flows for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating Activities	$(7,377,807)	$(4,068,302)
Investing Activities	(246,074)	(376,150)
Financing Activities	10,976,833	3,823,657
Net increase (decrease) in cash	$3,352,952	$(620,795)

Net Cash used in Operating Activities

For the year ended December 31, 2024, cash used in operating activities was $7,377,807. This primarily resulted from a net loss of $25,929,003, which included non-cash gains and losses, driven by a gain of $18,011,100 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and private placement warrants, and a loss of $30,281,475 from the issuance of common stock and warrants related to the convertible note and private placement financing activity. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation and equity compensation expense for services, totaling $17,266,959. Additionally, changes in operating assets and liabilities provided $1,284,237 of cash from operating activities, driven primarily by a $1,344,669 increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was mainly due to higher accrual expense associated with the Company operating as a public entity as of February 2, 2024.

For the year ended December 31, 2023, cash used in operating activities was $4,068,302. This primarily resulted from a net loss of $5,324,624, which included non-cash losses, depreciation and amortization, totaling $552,855 Additionally, changes in operating assets and liabilities provided $703,467 of cash from operating activities, driven primarily by a $872,485 increase amounts due to related parties.

Net Cash used in Investing Activities

For the year ended December 31, 2024, the Company used cash of $246,074 in investing activities consisting of capitalized patent costs.

For the year ended December 31, 2023, the Company used cash of $376,150 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the year ended December 31, 2024, the Company generated cash of $10,976,833 from financing activities. This primarily resulted from proceeds from private placement financing, and warrant exercises of $7,850,000 and $4,259,241, respectively. These increases were offset by repayment of short-term notes and related party advances of $1,389,146 and $1,026,091, respectively.

For the year ended December 31, 2023, the Company generated cash of $3,823,657 from financing activities, consisting of capital contributions by G3.

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

As of December 31, 2024, we had an accumulated deficit of $115,880,509. Additionally, $1,400,717 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. For the year ended December 31, 2024, we incurred losses from operations totaling $25,929,003 and net cash used in operating activities of $7,377,807. We expect to continue to incur such losses for at least the next twelve (12) months.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. We have identified the following as our critical accounting estimate as of and for the year ended December 31, 2024:

Forward Purchase Agreement

The Company accounts for the forward purchase agreement as either equity-classified or liability-classified instruments based on an assessment of the Forward Purchase Agreement (“FPA”) specific terms and applicable authoritative guidance in FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA is outstanding.

For issued or modified FPA that meet all of the criteria for equity classification, the FPA is required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPAs that do not meet all of the criteria for equity classification, the FPA are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for outstanding FPA as liability-classified instrument.

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 14 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

Changes in the significant assumptions and estimates could materially impact the valuation and the amounts recorded in the financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company adopted the amendment effective January 1, 2024 for annual reporting purposes. The adoption did not have a material impact to the Company’s financial statements or disclosures.

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding these material weaknesses, our management concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

The management of Solidion Technology, Inc.is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Solidion’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2024.

Material Weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information & communication, and monitoring components of internal control, based on the criteria established by the COSO framework, that constitute material weaknesses, either individually or in the aggregate as described below.

Control Environment: Solidion does not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those related to complex and/or non-routine transactions. Additionally, Solidion did not implement sufficient segregation of duties within its financial reporting function in order to demonstrate independence and proper oversight. This material weakness contributed to the additional material weaknesses further described below.

Risk Assessment: Solidion did not design and implement an effective risk assessment based on the criteria established in the COSO framework. A material weakness, either individually or in the aggregate, was identified pertaining to (i) identifying, assessing, and communicating appropriate objectives; (ii) identifying and analyzing risks to achieve these objectives; and (iii) implementing an effective risk assessment to identify and assess changes in the business if such changes were to occur.

Control Activities: Solidion did not effectively design and implement control activities to support the operating effectiveness of controls to prevent and detect potential material errors based on the criteria established in the COSO framework. As a result, the following control deficiencies constitute material weaknesses, individually or in the aggregate: (i) ineffective controls related to the review and approval of journal entries and reconciliations, and (ii) a lack of appropriate accounting policies and procedures.

Information and Communication: We identified control deficiencies that constitute material weaknesses, either individually or in the aggregate, related to (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; and (ii) communicating relevant information to external parties timely.

Monitoring: Solidion did not maintain effective monitoring activities to determine whether the components of internal control over financial reporting were present and functioning based on the criteria established in the COSO framework.

Remediation Plans and Status

We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated as soon as practicable. We plan to engage a third party to assist in our remediation efforts. We will design and implement a risk assessment process and establish processes and controls to support an effective control environment. These actions are intended to enable Solidion to enhance our monitoring of our internal controls over financial reporting as well as enhance required communication. In addition, we will design and implement controls to address material weaknesses in control activities including the proper review and approval of journal entries and reconciliations.

As Solidion continues to evaluate its internal controls, it may take additional remediation actions. The material weaknesses will be considered remediated when Solidion’s management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Solidion’s management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the quarter ended December 31, 2024, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Stockholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Stockholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firms of Deloitte & Touche LLP (“Deloitte”) and GBQ Partners (“GBQ”) act as our independent registered public accounting firms. The following is a summary of fees billed by Deloitte and GBQ for services rendered.

Audit Fees. For the years ended December 31, 2024, and 2023, fees for our independent registered public accounting firms were approximately $775,985 and $98,500, respectively, for audit services performed by Deloitte and GBQ in connection with the audit of our financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, Deloitte and GBQ did not render audit-related services.

Tax Fees. For the years ended December 31, 2024 and 2023, Deloitte and GBQ did not render tax compliance, tax advice and tax planning services.

All Other Fees. For the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by Deloitte and GBQ other than those set forth above.

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

SOLIDION TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Solidion Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheet of Solidion Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated and combined statements of operations, changes in stockholders’ (deficit) equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements for the year ended December 31, 2024 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses and net cash used in operating activities, has generated minimal sales, is not in compliance with Nasdaq listing rules, and has stated that substantial doubt exists about its ability to continue as going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dayton, Ohio

April 15, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Solidion Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined carved-out balance sheet of the Battery Group of Global Graphene Group, Inc. (the “Company”) as of December 31, 2023 and the related combined carved-out statements of operations, parent’s net equity and cash flows for the year then ended (collectively referred to as the “financial statements”). In our opinion, the carved-out financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying combined carved-out financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies note to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBQ Partners LLC

We served as the Company’s auditor from 2022 to 2024

Columbus, Ohio

April 15, 2024

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$3,353,732	$780
Accounts receivable	999	2,164
Other receivable	302,500	187,500
Inventory	24,430	22,730
Prepaid expenses	206,784	44,892
Total Current Assets	3,888,445	258,066

Property and Equipment, net of depreciation	2,094,536	2,319,152
Patents, net of amortization	1,972,830	1,852,649
Total Assets	$7,955,811	$4,429,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,135,586	$144,923
Income taxes payable	6,369	-
Excise tax payable	909,871	-
Derivative liabilities	25,272,650	-
Due to related party	87,873	872,485
Convertible notes	527,500	-
Short-term notes payable	1,917,962	-
Total Liabilities	30,857,811	1,017,408

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 131,697,982 and 69,800,000 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13,169	6,980
Additional paid-in capital	93,045,581	28,850,985
Stock subscription receivable	(80,241)	-
Accumulated deficit	(115,880,509)	(25,445,506)
Total Stockholders’ Equity (Deficit)	(22,902,000)	3,412,459
Total Liabilities and Stockholders’ Equity (Deficit)	$7,955,811	$4,429,867

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Net sales	$-	$6,944
Cost of goods sold	-	-
Gross profit	-	6,944

Operating Expenses
Research and development	2,375,163	3,023,435
Selling, general and administrative	10,924,374	2,306,188
Total operating expenses	13,299,537	5,329,623

Operating loss	(13,299,537)	(5,322,679)

Other Income (Expense)
Change in fair value of derivative liabilities	18,011,100	-
Loss on issuance of common stock and warrants	(30,281,475)	-
Interest income	13,806	-
Interest expense	(366,963)	-
Other (expense)	(5,934)	(1,945)
Total other income (expense)	(12,629,466)	(1,945)

Net (loss) income before provision for income taxes	(25,929,003)	(5,324,624)

Provision for income taxes	-	-

Net Income (loss)	$(25,929,003)	$(5,324,624)

Weighted average number of shares of common stock outstanding – basic and diluted	99,683,113	69,800,000
Basic and diluted net income (loss) per share of common stock	$(0.26)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2022	—	$—	$26,104,308	$(20,120,882)	—	$5,983,426
Retroactive application of recapitalization to December 31, 2022	69,800,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	69,800,000	6,980	26,097,328	(20,120,882)	—	5,983,426
Contributions and net transfers with related parties	—	—	2,753,657	—	—	2,753,657
Net loss	—	—	—	(5,324,624)	—	(5,324,624)
Balance at December 31, 2023	69,800,000	$6,980	$28,850,985	$(25,445,506)	—	$3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	6,004,741	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	5,962,325	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,805,678	—	—	2,805,678
Private Placements	17,350,800	1,735	12,930,262	—	—	12,931,997
Issuance costs in connection with the Private Placements	—	—	(419,499)	—	—	(419,499)
Shares issued from exercise of Series A Warrants	13,742,879	1,375	4,255,907	—	—	4,257,282
Shares issued from exercise of Series B Warrants	5,749,598	575	1,384	—	—	1,959
Issuance of common stock for Forward Purchase Agreement	9,543,002	954	(954)	—	—	—
Issuance of common stock for Forward Purchase Agreement Compensation	2,850,000	285	1,025,715	—	—	1,026,000
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Shares issued to consultant	694,637	69	249,931	—	—	250,000
Stock-based compensation	—	—	2,367,014	—	—	2,367,014
Net Loss	—	—	—	(25,929,003)	—	(25,929,003)
Balance at December 31, 2024	131,697,982	$13,169	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(25,929,003)	$(5,324,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	350,509	552,855
Stock based compensation	2,367,014	—
Equity compensation expense	1,976,000	—
Non-cash interest expense	303,061	—
Change in fair value of derivative liabilities	(18,011,100)	—
Loss on issuance of common stock and warrants	30,281,475	—
Changes in operating assets and liabilities:
Accounts receivable	1,165	(1,127)
Other receivable	—	(187,500)
Inventory	(1,700)	—
Prepaid expenses	3,515	(12,168)
Accounts payable and accrued expenses	1,344,669	31,777
Income taxes payable	(82,898)	—
Excise taxes	19,486	—
Due to related party	—	872,485
Net Cash Used In Operating Activities	(7,377,807)	(4,068,302)

Cash Flows From Investing Activities:
Capitalized patent costs	(246,074)	(376,150)
Net Cash Used In Investing Activities	(246,074)	(376,150)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	487,273	3,823,657
Cash received from NUBI Trust	25,160,047	—
Discount payment related to Non Redemption Agreement	(13,937,997)	—
Payment for reimbursement of consideration shares related to the Forward Purchase Agreement payment	(2,193,800)	—
Reimbursement for Recycled Shares related to Forward Purchase Agreement	(80,241)	—
Transaction expenses in connection with the Merger	(8,948,009)	—
Inflow from Merger	17,555	—
Proceeds from convertible notes	527,500	—
Proceeds from short-term notes	670,000	—
Repayment of short-term notes	(1,389,146)	—
Proceeds from issuance of common stock and warrants in connection with Private Placement	7,850,000	—
Proceeds from issuance of common stock from exercise of warrants	4,259,241	—
Issuance costs in connection with Private Placement	(419,499)	—
Repayment of related party payable	(1,026,091)	—
Net Cash Provided By Financing Activities	10,976,833	3,823,657

Net change in cash	3,352,952	(620,795)

Cash at beginning of period	780	621,575
Cash at end of period	$3,353,732	$780

Supplemental disclosure
Cash paid for interest	$169,911	$—
Cash paid for federal income taxes	$89,959	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$4,993	$—
Capitalized interest to principal balance of short-term note payable	$24,061	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024, was incorporated in Delaware on June 14, 2021 and is an advanced battery technology company focused on the development and commercialization of next-generation battery materials, components, and energy storage solutions. Headquartered in Dallas, Texas, with research and development (R&D) and manufacturing operations in Dayton, Ohio, Solidion.

On February 2, 2024, Nubia Brand International Corp., a Delaware corporation (“Nubia” and after the Transactions described herein, the “Company”, “Solidion” or “Solidion Technology, Inc.”), consummated the merger (the “Closing”) pursuant to a Merger Agreement, dated February 16, 2023 (as amended on August 25, 2023, the “Merger Agreement”), by and among Nubia, Honeycomb Battery Company, an Ohio corporation (“HBC”), and Nubia Merger Sub, Inc., an Ohio corporation and wholly-owned subsidiary of Nubia (“Merger Sub”). HBC was formerly the energy solutions division of Global Graphene Group, Inc. (“G3”). Pursuant to the Merger Agreement, Merger Sub merged with and into HBC (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”), with HBC surviving such merger as a wholly owned subsidiary of Nubia, which was renamed “Solidion Technology, Inc.” upon Closing.

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

As of December 31, 2024, none of the Earnout Shares had been earned by G3.

The Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization. This conclusion was based on the fact that G3 had a controlling financial interest in HBC prior to the Merger and has a controlling financial interest in Solidion (which includes HBC as a wholly owned subsidiary). Net assets of Nubia were stated at their historical carrying amounts with no goodwill or intangible assets recognized in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Merger with respect to HBC was not treated as a change in control due primarily to G3 receiving the controlling voting stake in Solidion and G3’s ability to nominate a majority of the board of directors of Solidion. Under the guidance in ASC 805 for transactions between entities under common control, the assets and liabilities of HBC and Nubia are recognized at their carrying amounts on the date of the Merger.

Under a reverse recapitalization, Nubia was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of HBC issuing stock for the net liabilities of Nubia, accompanied by a recapitalization.

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the year ended December 31, 2024, the Company recorded a net loss of $25,929,003, which included a gain of $18,011,100 due to the change in the fair value of derivative liabilities and a $30,281,475 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732. For the year ended December 31, 2023, the Company recorded a net loss of $5,324,624 and net cash used in operating activities of $4,068,302. The Company expects to continue to incur net losses and net cash used in operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. As of the balance sheet date and up to the date that the financial statements were issued, the Company does not have availability under any debt agreements. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements were issued. In addition, the Company has received a notice from the Nasdaq related to their failure to maintain the minimum bid price requirement of $1 per share. The Company is not currently in compliance with the Nasdaq listing rules and if the Company does not regain compliance, the common stock of the Company could be delisted from the Nasdaq exchange. If the Company’s common stock is delisted, it may affect the Company’s ability to obtain financing, trade or sell shares of their common stock, and/or forecasted operations could be negatively impacted in an amount that the Company cannot currently quantify. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 — CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the interim financial information as of and for the period ended September 30, 2024, the Company identified an error related to the accounting for issuance costs associated with convertible notes. Specifically, approximately $2.8 million of non-cash, non-operating stock-based expense related to bonus shares was inadvertently omitted and not reflected in the financial statements for the first quarter of 2024. See Note 11 Convertible Notes for more details.

As a result, the Company has revised its previously issued financial statements for the first, second, and third quarters of 2024 to reflect the correction of this material error, recording the issuance cost in issuance of Common stock and warrants within non-operating losses. The revision had no impact on total shareholders’ equity or cash flows, but it did increase net loss and increase additional paid-in capital in the affected periods.

The revised quarterly financial information is included in this Annual Report on Form 10-K in the tables that follow. The audited annual financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The restatements will be reflected in the comparative financial statements included in future filings of our 2024 unaudited condensed consolidated and combined financial statements within our Quarterly Reports on Form 10-Q.

The impact of the restatement on the condensed consolidated and combined balance sheet as of March 31, 2024 is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 86,900,398 issued and outstanding	8,689	-	8,689
Additional paid-in capital	79,158,563	2,769,719	81,928,282
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated deficit	(119,717,769)	(2,769,719)	(122,487,488)
Total Stockholder’s Equity	(40,630,758)	-	(40,630,758)

The impact of the restatement on the condensed consolidated and combined balance sheet as of June 30, 2024 is as follows:

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,100,341 issued and outstanding	8,709	-	8,709
Additional paid-in capital	79,610,239	2,769,719	82,379,958
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated deficit	(97,699,353)	(2,769,719)	(100,469,072)
Total Stockholder’s Equity	(18,160,646)	-	(18,160,646)

The impact of the restatement on the condensed consolidated and combined balance sheet as of September 30, 2024 is as follows:

	September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 117,340,914 issued and outstanding	11,733	-	11,733
Additional paid-in capital	85,617,896	2,769,719	88,387,615
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated deficit	(104,336,032)	(2,769,719)	(107,105,751)
Total Stockholder’s Equity	(18,786,644)	-	(18,786,644)

The impact of the restatement on the condensed consolidated and combined statements of operations for the three months ended March 31, 2024, six months ended June 30, 2024 and nine months ended September 30, 2024 is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(8,182,500)	-	(8,182,500)
Issuance of Common Stock and Warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	311	-	311
Interest expense	(3,739)	-	(3,739)
Other income (expense)	(1)	-	(1)
Total other expense	(26,006,927)	(2,769,719)	(28,776,646)

Net loss before income tax provision	(29,766,263)	(2,769,719)	(32,535,982)

Income tax provision	-	-	-

Net loss	(29,766,263)	(2,769,719)	(32,535,982)

Weighted average shares outstanding, basic and diluted	78,198,418	1,054,018	79,252,436

Basic and diluted net loss per share and diluted	(0.38)	(0.03)	(0.41)

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	16,784,200	-	16,784,200
Issuance of Common Stock and Warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	482	-	482
Interest expense	(22,923)	-	(22,923)
Other income (expense)	4,037	-	4,037
Total other expense	(1,055,202)	(2,769,719)	(3,824,921)

Net loss before income tax provision	(7,747,847)	(2,769,719)	(10,517,566)

Income tax provision	-	-	-

Net loss	(7,747,847)	(2,769,719)	(10,517,566)

Weighted average shares outstanding, basic and diluted	82,556,000	2,201,750	84,757,750

Basic and diluted net loss per share	(0.09)	(0.03)	(0.12)

	September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	24,017,035	-	24,017,035
Issuance of Common Stock and Warrants	(27,475,797)	(2,769,719)	(30,245,516)
Interest income	2,055	-	2,055
Interest expense	(45,833)	-	(45,833)
Other income (expense)	3,665	-	3,665
Total other expense	(3,498,875)	(2,769,719)	(6,268,594)

Net loss before income tax provision	(14,384,526)	(2,769,719)	(17,154,245)

Income tax provision	-	-	-

Net loss	(14,384,526)	(2,769,719)	(17,154,245)

Weighted average shares outstanding, basic and diluted	88,231,503	2,587,120	90,818,623

Basic and diluted net loss per share	(0.16)	(0.03)	(0.19)

The impact of the restatement on the condensed consolidated and combined changes in stockholder’s (deficit) equity for the three months ended March 31, 2024 , six months ended June 30, 2024 and nine months ended September 30, 2024 is as follows:

	Three Months Ended March 31, 2024
	Additional		Total Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	—	—	—
Net loss	—	(29,766,263)	(29,766,263)
Balance at March 31, 2024	$79,158,563	$(119,717,769)	$(40,630,758)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net loss	—	(2,769,719)	(2,769,719)
Balance at March 31, 2024	$2,769,719	$(2,769,719)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net loss	—	(32,535,982)	(32,535,982)
Balance at March 31, 2024	$81,928,282	$(122,487,488)	$(40,630,758)

	Six Months Ended June 30, 2024
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	—	—	—
Net Loss	—	(7,747,847)	(7,747,847)
Balance at June 30, 2024	79,610,239	(97,699,353)	(18,160,646)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(2,769,719)	(2,769,719)
Balance at June 30, 2024	2,769,719	(2,769,719)	—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(10,517,566)	(10,517,566)
Balance at June 30, 2024	82,379,958	(100,469,072)	(18,160,646)

	Nine Months Ended September 30, 2024
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	—	—	—
Net Loss	—	(14,384,526)	(14,384,526)
Balance at September 30, 2024	85,617,896	(104,336,032)	(18,786,644)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(2,769,719)	(2,769,719)
Balance at September 30, 2024	2,769,719	(2,769,719)	—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(17,154,245)	(17,154,245)
Balance at September 30, 2024	88,387,615	(107,105,751)	(18,786,644)

The impact of the restatement on the condensed consolidated and combined statement of cash flows for the three months ended March 31, 2024, six months ended June 30, 2024 and nine months ended September 30, 2024 is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	(29,766,263)	(2,769,719)	(32,535,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	94,392	-	94,392
Stock-based compensation	1,359,000	-	1,359,000
Change in fair value of derivative liabilities	8,182,500	-	8,182,500
Loss on issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	(7,747,847)	(2,769,719)	(10,517,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	197,303	-	197,303
Stock-based compensation	1,810,662	-	1,810,662
Change in fair value of derivative liabilities	(16,784,200)	-	(16,784,200)
Loss on issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

	September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	(14,384,526)	(2,769,719)	(17,154,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	298,805	-	298,805
Stock-based compensation	2,088,838	-	2,088,838
Equity compensation expense	1,726,000	-	1,726,000
Change in fair value of derivative liabilities	(24,017,035)	-	(24,017,035)
Loss on issuance of common stock and warrants	27,475,797	2,769,719	30,245,516

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated and combined financial statements (the “financial statements”) are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC.

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

The CODM uses consolidated net income (loss) as the measure of segment profit or loss. Expense information is also reviewed only at the consolidated level, as presented in the Company’s consolidated statement of operations. Research and development expense has been identified as a significant segment expense, with all other expense lines being considered part of ‘Other segment items.’ Additionally, the CODM evaluates assets on a consolidated basis. As such, the Company reports segment profit or loss, segment expenses, and segment assets on a consolidated and combined basis.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2024 and 2023, the Company determined that no allowance was required.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by G3 on behalf of The Battery Group of G3, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, G3’s Battery Group was responsible for funding 50% of this additional trust funding requirement. As of December 31, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of December 31, 2024.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of December 31, 2024 and December 31, 2023, the Company determined that no write off was required.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized. The Company assesses the carrying value of its property and equipment for impairment each year and when indicators exist that there could be an impairment.

Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2024 and 2023.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $224,616 and $311,308 for the year ended December 31, 2024 and 2023, respectively.

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

Net unissued and issued patents were $1,110,815 and $862,014 as of December 31, 2024, respectively; and $1,103,792 and $748,857 as of December 31, 2023, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2024 and 2023.

Amortization expense for the patents included in the consolidated and combined statements of operations was $125,893 and $240,066 for the years ended December 31, 2024 and 2023. Future amortization expense for the patents over the next five years is anticipated to be approximately $83,528 per year.

Leases

The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with an initial lease term of 12 months or less are not recorded on the consolidated balance sheet.

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its consolidated and combined balance sheet as of December 31, 2024, and 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized an uncertain tax position of approximately $0.2 million, recognized as a reduction of its gross deferred tax asset as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2024, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their include would be anti-dilutive as of December 31, 2024 and 2023. As such, net loss per common stock is the same for basic and diluted loss per share for the year ended December 31, 2024 and 2023.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive at December 31, 2024.

HBC Holdback Shares	200,000
Warrants – Public	6,175,000
Warrants – Private	5,405,000
Warrants - Series A	8,398,822
Warrants - Series C	24,434,936
Warrants - Series D	12,217,468
Stock-based compensation - equity awards	300,000
Arbor Lake Strategic Cooperation Consulting Agreement	2,000,000
HBC Earnout Shares	22,500,000
Total common stock equivalents excluded from dilutive loss per share	81,631,226

No common stock equivalents have been excluded from the calculation of dilutive loss per share at year ended December 31, 2023.

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

Equity-Linked Instruments

The Company evaluates all equity-linked contracts, including warrants and the Forward Purchase Agreement (“FPA”), to determine classification as either equity or liability in accordance with FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC 815, Derivatives and Hedging (“ASC 815”). This assessment considers whether the instruments meet the fixed-for-fixed equity classification criteria and whether any provisions require liability treatment, including potential “net cash settlement” outside of the Company’s control. Instruments that qualify for equity classification are recorded as a component of additional paid-in capital, while those requiring liability classification are measured at fair value, with subsequent changes recorded in earnings. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the FPA and warrants are outstanding.

Warrants

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the outstanding public warrants and private placement warrants (“Private Warrants”) issued in connection with Nubia’s initial public offering in 2022 as equity-classified instruments under ASC 815-40 since they qualify as being indexed to the company’s own stock for equity classification criteria and do not contain provisions that would require liability classification.

The Company accounts for the outstanding Series A, Series B, Series C, and Series D warrants issued in connection with the March and August 2024 private placement financings (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Monte Carlo simulation model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a derivative liability on the combined and consolidated balance sheets, and with changes in the fair value of the PIPE Warrants recorded as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s consolidated and combined statements of operations.

Forward Purchase Agreement

The Company accounts for the FPA as either equity-classified or liability-classified instruments based on an assessment of the FPA specific terms and applicable authoritative guidance in ASC 480, and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA is outstanding.

For issued or modified FPA that meets all of the criteria for equity classification, the FPA is required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPA that does not meet all of the criteria for equity classification, the FPA is required to be recorded at fair value on the date of issuance and revalued at each balance sheet date thereafter. The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the combined and consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s consolidated and combined statements of operations.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company adopted the amendment effective January 1, 2024 for annual reporting purposes. The adoption did not have a material impact to the Company’s financial statements or disclosures.

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

NOTE 4 — RECAPITALIZATION

As discussed in Note 1, the Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received net proceeds of $17,555 after deducting transaction costs. The following table reconciles the elements of the Merger to the consolidated and combined statements of cash flows and the consolidated and combined statements of changes in stockholders’ equity (deficit) for the period ended December 31, 2024:

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

IPO warrants

In connection with Nubia’s initial public offering in 2022, 6,175,000 public warrants and 5,405,000 Private Warrants were issued, all of which remain outstanding and became warrants for the Common stock in the Company. The Company evaluated the IPO warrants and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the IPO warrants qualify for equity classification.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. See Note 6 for further discussion regarding Holdback Shares related to the G3 Tax Lien. As of the Merger closing and year-end, the G3 Tax Lien remained unsettled by G3 and as of December 31, 2024, the 200,000 holdback shares have not been issued.

HBC Earnout Arrangement

As noted in Note 1, in connection with the Merger, HBC shareholders are entitled to up to 22,500,000 shares if certain post merger per share market prices are achieved. The Company evaluated the Earnout Arrangement and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the Earnout Arrangement qualifies for equity classification. As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Arrangement has been accounted for as an equity transaction as of the Closing Date of the Merger. The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Arrangement at the date of the merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

As of December 31, 2024, none of the Earnout Shares had been earned by G3.

NOTE 5 — FOREIGN OPERATIONS

The foreign subsidiary of the Company, a research and development facility based in Taiwan, operating as an extension of the Dayton, OH R&D team working on silicon anode technology advancement, represented $18,290 and $24,132 of total assets, and $22,053 and $62,753 of total liabilities as of December 31, 2024 and December 31, 2023, respectively. Of the total assets, property and equipment totaled $5,454 and $14,500 as of December 31, 2024 and December 31, 2023, respectively. There were no revenues recognized by the foreign subsidiary for the year ended December 31, 2024 and 2023. Total expenses incurred by the foreign subsidiary were $312,804, and $282,661 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted $487,273 and $3,823,657 for the year ended December 31, 2024 and 2023, respectively.

Other Receivable

As of December 31, 2023, the Company held an other receivable balance of $187,500 from Nubia. This balance originated from cash advances made by Global Graphene Group (“G3”) on behalf of the Battery Group, in connection with Nubia’s funding requirements for extensions of time in closing the Merger. Pursuant to the Merger Agreement, the Battery Group was responsible for funding 50% of this additional trust funding requirement. As of December 31, 2024, following the elimination of an intercompany amount upon the closing of the Merger, the Company no longer had a balance related to the trust funding requirement. During the first quarter, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of December 31, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services and employees were $170,105 and $576,309, respectively for the year ended December 31, 2024. There were $10,000 in amounts outstanding as of December 31, 2024.

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

During the year ended December 31, 2024, the Company repaid $879,985 due to related parties. Amounts outstanding as of December 31, 2024 to G3 and Mach FM Corp were $0 and $87,873, respectively.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of December 31, 2024, the 200,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 200,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

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

Settlement and Dismissal of Meteora Lawsuit

On July 17, 2024, plaintiffs Meteora Capital Partners LP, Meteora Select Trading Opportunities Master LP, and Meteora Strategic Capital LLC filed a lawsuit against Solidion Technology, Inc. in the Delaware Chancery Court (Case No. 2024-0752-LWW). The lawsuit sought specific performance and monetary damages related to the FPA.

On August 29, 2024, the Company and the Seller entered into an amendment to the FPA (the “Amendment”). Concurrently, the parties signed and filed a joint stipulation for dismissal with prejudice of the lawsuit (the “Stipulation”). Under the terms of the Stipulation, the Company agreed to issue 12,393,002 common shares to the Seller, consisting of 9,543,002 Additional Shares and 2,850,000 Share Consideration shares, within five business days of the Stipulation’s entry and pay the Seller’s reasonable and documented attorney’s fees related to the lawsuit, up to $65,000.

On September 9, 2024, the Company and the Seller filed the Stipulation in the Delaware Chancery Court, formally resolving the litigation. See Note 10 FPA amendment and resolution of lawsuit for more details.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,035,000 as of March 2025.

As disclosed in Note 4, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 200,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and year-end, the G3 Tax Lien remained unsettled by G3 and as of December 31, 2024, the 200,000 holdback shares have not been issued.

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

As the 2,000,000 shares are fully earned upon the signing of the agreement, the Company recorded an expense within Selling, General, and Administrative expenses on the Company’s consolidated and combined statements of operations of $700,000 based on the stock price on the signing date.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated August 30, 2024 (the “Agreement”), between the Company and the purchasers of privately placed securities (the “Purchasers”), the Company was obligated, among other things, to file a registration statement to register the resale of such securities and to have the Securities and Exchange Commission declare the registration statement effective by certain deadlines specified in the Agreement. As of December 31, 2024, the Company had not met these deadlines. As a result, the Company recorded an expense of $240,000 within Selling, General, and Administrative Expenses on its consolidated and combined statements of operations. If the Effectiveness Failure were to continue, the liquidated damages would be limited to approximately $400,000 plus interest calculated in accordance with the Agreement.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, respectively, there were 131,697,982 and 69,800,000 (adjusted for reverse recapitalization) shares of common stock issued and outstanding, respectively.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “March Private Placement”), pursuant to a Securities Purchase Agreement (the “March Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000. The issuance costs associated with the March Private Placement, including fees to the placement agent and other expenses, totaled $522,867, of which $262,064 was allocated to the issuance of March Private Placement common stock and $260,803 was allocated to the issuance of series A and B warrants. The March Private Placement closed on March 15, 2024.

As part of the March Private Placement, the Company issued an aggregate of 5,133,332 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.75 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock, (ii) two Series A warrants (“Series A Warrants”) each to purchase one share of Common Stock, and (iii) one Series B warrant (“Series B Warrants”) to purchase such number of shares of Common Stock as determined on the reset date, and in accordance with the terms therein.

On August 30, 2024, the Company entered into a private placement transaction (the “August Private Placement”), pursuant to a Securities Purchase Agreement (the “August Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000. The issuance costs associated with the August Private Placement, including fees to the placement agent and other expenses, totaled $380,001, of which $157,435 was allocated to the issuance of August Private Placement common stock and $222,566 was allocated to the issuance of Series C and D warrants. The August Private Placement closed on September 5, 2024. The Company used the net proceeds from the August Private Placement for working capital and general corporate purposes.

As part of the August Private Placement, the Company issued an aggregate of 12,217,468 units and pre-funded units (collectively, the “Units”) at a purchase price of $0.3274 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

The Company accounts for the outstanding PIPE Warrants as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Monte Carlo simulation model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a Derivative liability on the combined and consolidated balance sheets, and records changes in the fair value of the PIPE Warrants as a non-cash other income (expense) within Change in fair value of derivatives account on the Company’s consolidated and combined statements of operations.

NOTE 9 — WARRANTS

IPO Warrants – Public Warrants

In connection with Nubia’s initial public offering in 2022, 6,175,000 public warrants were issued, entitling holders to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. Only whole warrants may be exercised. The warrants expire five years after the completion of the Company’s initial business combination, February 2, 2029.

The Company is not obligated to issue shares upon warrant exercise unless a registration statement covering the underlying shares is effective. If a registration statement is not effective, holders may exercise warrants on a cashless basis under certain conditions. The Company may redeem the warrants at $0.01 per warrant, with at least 30 days’ prior notice, if the common stock trades at or above $18.00 per share for 20 trading days within a 30-day period after the warrants become exercisable. Adjustments to the number of shares issuable upon exercise and the exercise price may occur in the event of stock splits, dividends, reorganizations, or similar events. Warrants do not provide voting rights or shareholder privileges until exercised. No fractional shares will be issued upon exercise.

The Company evaluated the public warrants and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the IPO warrants qualify for equity classification.

IPO Warrants – Private Warrants

In connection with Nubia’s initial public offering in 2022, 5,405,000 Private Warrants were issued.

Except as described below, the Private Warrants have terms and provisions that are identical to those of the public warrants, including as to exercise price, exercisability and exercise period. The Private Warrants will be exercisable on a cashless basis and will not be redeemable by us so long as they are held by the holders of the private warrants or their permitted transferees. The holders of the Private Warrants or their permitted transferees have the option to exercise the private warrants on a cashless basis. If the Private Warrants are held by holders other than the holders of the Private Warrants and their permitted transferees, the Private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Company’s initial public offering.

If exercised on a cashless basis, holders will receive shares of common stock based on the difference between the warrant exercise price and the fair market value of the stock. Fair market value is determined as the average last sale price of the common stock over the 10 trading days ending on the third trading day before the exercise notice date. The reason that The Company have agreed that these warrants will be exercisable on a cashless basis so long as they are held by the holders of the Private Warrants and their permitted transferees is because it is not known at this time whether they will be affiliated with us following an initial business combination. If they remain affiliated with us, their ability to sell the Company’s securities in the open market will be significantly limited. The Company has policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who typically could sell the shares of common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, The Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

In addition, holders of the Company’s Private Warrants are entitled to certain registration rights.

The Company evaluated the Private Warrants and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the Private Warrants qualify for equity classification.

Series A and Series B Warrants

The Series A and Series B Warrants issued in conjunction with the March Private Placement were determined to be liability classified in accordance with ASC 815 and have been recognized at fair value upon issuance, with remeasurement in each subsequent period. As such, on the date of issuance the Company allocated the proceeds between the common stock, Series A Warrants and Series B Warrants first to the fair value of the Series A Warrants and Series B Warrants, which were recorded as a liability.

The Company used a Monte Carlo analysis to determine the fair value of the warrants at the date of issuance on March 15, 2024 and as of the reporting date. The total fair value of the Series A Warrants and Series B Warrants measured at issuance was $12,656,550 and $82,450, respectively, which exceeded the total gross proceeds from the March Private Placement of $3,850,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of stock and warrants of $17,820,998.

The fair value of the Series A and Series B Warrants as of December 31, 2024, was $4,955,300 and $0, respectively, resulting in a gain of $7,783,700 during the year ended December 31, 2024. As of December 31, 2024, 13,742,879 Series A Warrants and 5,749,598 Series B Warrants were exercised, resulting in the issuance of 19,492,477 common shares. As of December 31, 2024, 8,398,822 Series A Warrants and no Series B Warrants remained outstanding.

Series C and Series D Warrants

The Series C and Series D Warrants issued in conjunction with the August Private Placement were determined to be liability classified in accordance with ASC 815 and have been recognized at fair value upon issuance, with remeasurement in each subsequent period. As such, on the date of issuance the Company allocated the proceeds between the common stock, Series C Warrants and Series D Warrants first to the fair value of the Series C Warrants and Series D Warrants, which were recorded as a liability.

The Company used a Monte Carlo analysis to determine the fair value of the warrants at the date of issuance on August 30, 2024 and as of the reporting date. The total fair value of the Series C Warrants and Series D Warrants measured at issuance was $8,114,650 and $1,540,150, respectively, which exceeded the total gross proceeds from the August Private Placement of $4,000,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of stock and warrants of $9,654,799.

The fair value of the Series C Warrants and Series D Warrants as of December 31, 2024 was $13,703,250 and $210,000, respectively, resulting in a loss of $4,258,450 during the year ended December 31, 2024. There were no Series C Warrants and Series D Warrants exercised as of December 31, 2024.

NOTE 10 — FORWARD PURCHASE AGREEMENT AND NON REDEMPTION AGREEMENT

Forward Purchase Agreement

On December 13, 2023, Nubia entered into the FPA with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (collectively, the “Seller” or “Forward Purchase Investors”). For purposes of the FPA, Nubia is referred to as the “Counterparty” prior to the consummation of the Merger, while Solidion Technology, Inc. (“Pubco”) is referred to as the “Counterparty” after the consummation of the Merger. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the FPA previously filed with the SEC.

Pursuant to the terms of the Forward Purchase Agreement, Seller intends, but is not obligated, to, concurrently with the Closing pursuant to Seller’s FPA Funding Amount PIPE Subscription Agreement, purchase up to 9.9% of the total Class A ordinary shares, par value $0.0001 per share (“Additional Shares”) outstanding following the closing of the Merger, as calculated by Seller (the “Purchased Amount”), less the number of NUBI Shares purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”). Seller will not be required to purchase an amount of NUBI Shares such that, following such purchase, that Seller’s ownership would exceed 9.9% of the total NUBI Shares outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The FPA provides for a prepayment shortfall equal to 0.50% of the product of Recycled Shares and the Initial Price. The Seller may conduct Shortfall Sales at its discretion to recover this shortfall without triggering early termination obligations. The Prepayment Amount payable to the Seller is calculated based on the number of shares purchased and the redemption price, less any prepayment shortfall, and is funded from the Counterparty’s Trust Account. Additionally, up to 200,000 shares may be purchased at the Initial Price.

Following the Closing, the reset price (the “Reset Price”) was initially the Initial Price. The Reset Price will be subject to reset on a bi-weekly basis commencing the first week following the thirtieth day after the closing of the Merger to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior two weeks; provided the Reset Price shall be subject to reduction upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering. The Seller also retains the right to terminate part or all of the transaction through Optional Early Termination (OET) by providing notice, with corresponding payment obligations based on the Reset Price.

The Valuation Date for settlement occurs at the earlier of three years post-Merger, specified adverse events (e.g., delisting or registration failure), or at the Seller’s discretion. Upon settlement, adjustments may be made in cash or shares, depending on the circumstances.

The Seller has waived redemption rights for Recycled Shares, which may impact the overall redemption levels and market perception of the Merger. The FPA complies with tender offer regulations, including Rule 14e-5 under the Securities Exchange Act of 1934.

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

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 5,838,537 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 8,038,537. On June 11, 2024 the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 9,543,002. On August 29, 2024, the Additional Shares were issued to the Forward Purchase Investors.

The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The resulting fair value is recorded as a derivative liability on the combined and consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivatives account on the Company’s consolidated and combined statements of operations.

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 7,352 and Additional Shares of 9,543,002, totaling 9,550,354 shares (the “FPA Shares”) as of December 31, 2024. The model estimated the total present value of the Company’s proceeds at approximately $259,254 and the total present value of the Company’s liability at approximately $6,663,316, resulting in a net liability of approximately $6,404,100 as of December 31, 2024. As a result, the Company recognized a non-cash gain from the Change in fair value of derivatives of $14,485,850 for the year ended December 31, 2024.

FPA amendment and resolution of lawsuit

On July 16, 2024, the Forward Purchase Investors brought a lawsuit against Solidion in Delaware Chancery Court seeking specific performance and monetary damages related to the FPA.

On August 29, 2024, the Company and the Seller entered into an amendment (the “Amendment”) to the FPA. The Amendment includes modifications to several terms, including:

●	Prepayment Shortfall: Expanded to allow the Company to request additional funds in increments of $500,000, subject to specified conditions.

●	Prepayment Shortfall Consideration: Seller may now sell Additional Shares and Recycled Shares at any price, without an Early Termination Obligation, until sale proceeds reach 120% of the Prepayment Shortfall.

●	Shortfall Sales: The Company agrees not to issue or sell additional shares or convertible securities without Seller’s consent until specific conditions are met.

●	Shortfall Variance: If a shortfall occurs, the Company must either pay the Shortfall Variance in cash or issue additional shares to the Seller.

●	Share Consideration: Seller is entitled to designate 2,850,000 common shares as (“Share Consideration”)

●	VWAP Trigger Event: Defined as occurring if the VWAP Price falls below $2.00 per share for 10 trading days within a 30-day period.

In addition, upon execution of the Amendment, the Seller agreed to temporarily forbear from exercising any rights under the Forward Purchase Agreement related to certain valuation events, including a Shortfall Variance Registration Failure, VWAP Trigger Event, or Registration Failure (collectively, “Valuation Date Events”), during the period from the Pricing Date through December 31, 2024 (the “Standstill Period”). After the Standstill Period, if any Valuation Date Events have occurred, the Seller’s rights under the agreement will be reinstated.

Additionally, the Company agreed to file a registration statement within 20 business days of the Amendment to register the resale of the Additional Shares and Share Consideration (collectively, the “Meteora Shares”). The Company will use commercially reasonable efforts to have the registration statement declared effective within 60 calendar days of the Amendment. No other shares may be registered before the Meteora Shares, though they may be registered concurrently in the same resale registration statement.

Further, the Amendment restricts the Seller from selling more than 10% of the daily trading volume of the Company’s common stock until 30 days after the effectiveness of the resale registration statement, except on days when trading volume exceeds 7,000,000 shares.

Finally, concurrently with the execution of the Amendment, the Company and the Seller agreed to sign and cause to be filed a joint stipulation for dismissal with prejudice of the Action (as defined below) (the “Stipulation”). The Stipulation provides that the Company issue 12,393,002 Solidion common shares, consisting of the Additional shares of 9,543,002 and the Share Consideration of 2,850,000 shares to the Seller within five business days of the entry of the Stipulation. In consideration for the Stipulation, the Company agreed to pay Seller’s reasonable and documented attorney’s fees related to this Action in an amount up to $65,000. “Action” means (i) the Complaint for Specific Performance and Money Damages filed July 16, 2024 thereby initiating Case No. 2024-0752-LWW Meteora Capital Partners, LP v. Solidion Technology, Inc. in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) and (ii) the Motion for Default Judgment filed by Seller related to such complaint on August 13, 2024. On September 9, 2024, the Company and the Seller filed the Stipulation in Delaware Chancery Court.

On August 29, 2024, the Company issued 12,393,002 Meteora Shares of its common stock to the Forward Purchase Investors.

The Company recorded an expense within Selling, General, and Administrative expenses on the Company’s consolidated and combined statements of operations of $1,026,000 based on the stock price on the date of the amendment for the Consideration Shares of 2,850,000 Solidion common shares issued in connection with the forbearance and FPA amendment.

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

On February 2, 2024, upon the consummation of the Merger, NUBI paid each Backstop Investor a cash discount payment from the proceeds remaining in trust account for their respective Backstop Shares as part of the Non-Redemption Agreement. The discount payment amount was calculated as the product of (x) the number of Backstop Shares and (y) the Redemption Price, less $4.00. The total number of Backstop Shares was 2,000,000, and the adjusted Redemption Price was $10.97 per share. In total, $13,937,998 was released from the trust account and paid to the Backstop Investors.

NOTE 11 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued convertible notes of $527,500 to meet our working capital requirements. At various dates during September and October 2024, the Company and three separate investors amended their respective convertible notes, resulting in a total of approximately an additional 135,333 common shares due upon conversion. As of December 31, 2024, there were five separate outstanding convertible notes, which are convertible into an aggregate of approximately 3,500,000 common shares. The outstanding balance on convertible notes was $527,500 as of December 31, 2024.

Subsequent to the issuance of the interim financial information as of and for the period ended September 30, 2024, the Company identified an error related to the accounting for issuance costs associated with convertible notes. Specifically, approximately $2.8 million of non-cash, non-operating stock-based expense related to bonus shares was inadvertently omitted from the financial statements for the first quarter of 2024. As discussed in Note 2 – Restatement of Previously Issued Interim Financial Information, the Company has revised its previously issued financial statements for the first, second, and third quarters of 2024, resulting in the recognition of the issuance cost within Issuance of Common Stock and Warrants under non-operating losses in the statements of operations.

After year-end, in March and April 2025, holders converted an aggregate of $527,500 of convertible notes into 3,404,816 common shares. As of the date of this filing, 80,000 shares remain subject to conversion.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of December 31, 2024, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the Promissory Note is accruing interest at the default rate of 24% per annum. The Company is in the process of negotiating an amendment to the terms of the Promissory Note. As of December 31, 2024, the outstanding balance of the Promissory Note was $1,283,335.

Loeb and Loeb LLP

On February 1, 2024, the Company executed a Promissory Note with Loeb and Loeb, totaling $540,000 for legal services provided to the Company in connection with the Company’s Merger with HBC. The principal and interest amount of this Promissory Note is payable in 12 equal monthly installments beginning on March 1, 2024. The Promissory Note bears implied interest of 23.5% per annum, resulting in total interest payments of approximately $127,000 over the term of the Promissory Note. The monthly installments include both principal and interest payments. As of December 31, 2024, the Promissory Note has been paid off.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024.

On November 12, 2024, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $694,061, which includes unpaid interest expense of $24,061 from earlier periods, an increase in the interest rate to 10% per annum, an upfront payment of $40,000 made at signing, and a requirement for minimum monthly payments of $25,000. Additionally, the maturity date has been extended to May 31, 2025. As of December 31, 2024, the outstanding balance of the Promissory Note was $634,627.

The outstanding balance of Short-term Notes Payable amounted to $1,917,962 and $0 as of December 31, 2024, and 2023, respectively.

NOTE 12 — INCOME TAXES

Prior to the Closing date of the Merger, the Company operated as part of G3 and accordingly the accompanying financial statements as of and for the year ended December 31, 2023 were prepared on a carve-out basis. If the Battery Group filed separate tax returns from G3, it is estimated that as of December 31, 2023, the deferred tax asset for net operating loss carryforwards would have been approximately $2.9 million based on the cumulation of losses since 2021, the first year Battery Group carve-out financial statements were prepared. Other deferred tax assets (liabilities) as of December 31, 2023 would have included $(188,000) for fixed assets and $(38,000) for patents. The net deferred tax asset before valuation allowance would have been approximately $2.7 million with an equal offsetting valuation allowance recognized. The tax attributes of the net operating losses included in the December 31, 2023 balance sheet did not carryover in the Merger.

The current and deferred elements of the 2023 tax provision were both zero. The 2023 tax benefit at the federal statutory rate of 21% was approximately $1,100,000 with the offset resulting in the zero effective tax rate primarily related to an increase in the valuation allowance.

The income tax provision consists of the following for the year ended December 31, 2024:

2024
Federal
Current	$-
Deferred	-
State and Local
Current	-
Deferred	-
Income tax provision / (benefit)	$-

A reconciliation of the statutory tax rate to the Company’s effective tax rate for the year ended December 31, 2024:

2024
Statutory federal income tax rate	21.00%
State and local taxes, net of federal tax benefit	1.30
Warrants and issuance of common stock	(9.94)
Adjustment to deferred tax assets	(7.90)
Other	(1.08)
Change in valuation allowance	(3.38)
Income tax expense	0%

The Company’s deferred tax assets are as follows at December 31, 2024:

2024
Deferred tax asset:
Net operating loss carryforward	$1,534,755
Capitalized research and development	1,081,840
Equity-based compensation	496,493
Accrued legal fees	453,986
Organizational and start-up costs	379,620
Accrued expenses	33,956
Accrued compensation	75,639
Intangible assets	26,557
Total deferred tax asset before valuation allowance	4,082,846
Less: Valuation allowance	(3,923,277)
Total deferred tax asset after valuation allowance	159,569
Deferred tax liability:
Fixed assets	(159,569)
Net deferred tax asset	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, $877,210 of the valuation allowance increase was recorded to tax expense. As of December 31, 2024 the Company had federal net operating loss carryforwards of $6,680,106 with an indefinite carryforward period, and state and local net operating loss carryforwards of $6,680,106 which expire in 2029.

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2024, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The following table indicates the changes to the Company’s uncertain tax positions for the year ended December 31, 2024:

2024
Balance, beginning of the year	$-
Additions based on tax positions related to prior years	-
Payments made on tax positions related to prior years	-
Additions based on tax positions related to current year	207,022
Balance, end of year	$207,022

As of December 31, 2024 $207,022 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

As of December 31, 2024 the Company has not recognized any amount of interest and penalties for uncertain tax positions in its consolidated statements of operation.

NOTE 13 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the year ended December 31, 2024, the Company granted unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $1,359,000 in the period. This compensation cost is included within Selling, general, and administrative expenses on the Company’s consolidated and combined statements of operations. There were no similar common stock grants during the period ended December 31, 2023. The vested shares associated with the awards were not issued during the period ended December 31, 2024.

Restricted Stock Units and Stock Options

There were no restricted stock units or stock options granted during the years ended December 31, 2024 and 2023, respectively. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended December 31, 2024 and 2023, respectively.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 6,000,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $1,008,015 of expense related to these awards for the year ended December 31, 2024. This compensation cost is included within Selling, general, and administrative expenses on the Company’s consolidated and combined statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	6,000,000	$0.80
Vested	-	-
Cancelled	-	-
End of period	6,000,000	$0.80

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through December 31, 2024, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company did not have derivative liabilities as of December 31, 2023.

		December 31,
Description:	Level	2024
Derivative Liabilities:
Forward purchase agreement	3	$6,404,100
Warrants – Series A	3	$4,955,300
Warrants – Series C and D	3	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 9,550,354 FPA Shares.

The fair value measurement of the FPA at February 2, 2024 and December 31, 2024, was calculated using the following range of weighted average assumptions:

	December 31,	February 2,
	2024	2024
Risk-free interest rate	4.25%	4.14%
Stock price	$0.70	$4.53
Expected life	2.1 years	2.8 years
Expected volatility of underlying stock	105.0%	70.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $259,254 and the total present value of the Company’s liability at approximately $6,663,316, resulting in a net liability of approximately $6,404,100 as of December 31, 2024. This resulted in a non-cash gain from the change in fair value of derivatives of $14,485,850 for the year ended December 31, 2024.

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

The total fair value of the Series A Warrants and Series B Warrants measured at issuance was $12,656,550 and $82,450, respectively.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at December 31, 2024, which included the following assumptions:

Series A Warrants
Expected term	4.9 years
Stock price	$0.70
Risk free rate	4.4%
Expected volatility	102.5%
Expected dividend rate	$0.00
Exercise Price	$0.3274

The fair value of the Series A and Series B Warrants as of December 31, 2024, was $4,955,300 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain from the change in fair value of derivatives of $7,783,700 and a loss from the issuance of warrants of $17,820,998 for the year ended December 31, 2024, respectively. As of December 31, 2024, investors received 13,742,879 and 5,749,598 common shares from exercise of Series A and Series B warrants, respectively. As of December 31, 2024, 8,398,822 Series A Warrants and no Series B Warrants remained outstanding.

Warrants – Series C and D

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at the date of issuance on August 30, 2024, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term	5.6 years	5.6 years
Stock price	$0.32	$0.32
Risk free rate	3.7%	3.7%
Expected volatility	105.0%	105.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.3274	$0.0001

The total fair value of the Series C Warrants and Series D Warrants measured at issuance was $8,114,650 and $1,540,150, respectively.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at December 31, 2024, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.6 years	5.6 years
Stock price	$0.70	$0.70
Risk free rate	4.4%	4.4%
Expected volatility	102.5%	102.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$0.3274	$0.0001

 The fair value of the Series C Warrants and Series D Warrants as of December 31, 2024, was $13,703,250 and $210,000, respectively. This resulted in a non-cash loss from the change in fair value of derivatives and issuance of warrants of $4,258,450 and $9,654,799 for the year ended December 31, 2024, respectively. As of December 31, 2024, investors have not exercised any Series C and Series D warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2024.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, February 2, 2024	20,889,950
Change in fair value	(14,485,850)
Balance, December 31, 2024	6,404,100

Fair Value
Measurement
Using Level 3
Warrants – Series A and B	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, March 15, 2024	12,739,000
Change in fair value	(7,783,700)
Balance, December 31, 2024	4,955,300

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, August 30, 2024	9,654,800
Change in fair value	4,258,450
Balance, December 31, 2024	13,913,250

HBC earnout shares

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the Merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

Stock-based compensation – Awards with Market-Based Conditions

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the awards with market-based conditions at the date of the Merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.9%, volatility of 72.5%, dividends yield of 0% and duration of 6 years.

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Convertible notes

After year-end, in March and April 2025, holders converted an aggregate of $527,500 of convertible notes into 3,404,816 common shares. As of the date of this filing, 80,000 shares remain subject to conversion.

(b) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated February 16, 2023, by and among Nubia Brand International Corp., Honeycomb Battery Company, and Nubia Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 17, 2023).
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated March 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2022)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
10.1	Letter Agreement, dated March 10, 2022, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.2	Forward Purchase Agreement, dated December 13, 2023, by and among Nubia Brand International Corp., Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2023)
10.3	Registration Rights Agreement, dated March 10, 2022, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.4	Form of Subscription Agreement, dated December 13, 2023, by and among Nubia Brand International Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2023)
10.5	Indemnity Agreements, each dated as of March 10, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.6	Private Placement Warrants Subscription Agreement, dated March 10, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.7	Representative Share Letter, dated March 10, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.12	Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.13	Letter Agreement, dated December 13, 2023, by and between Nubia Brand International Corp. and Mach FM Acquisitions, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
10.14	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
16.1	Letter from Marcum LLP regarding the change in Solidion Technology, Inc.’s certifying accountant, dated April 19, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
19.1*	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Solidion Technology Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.3	2023 Stock Incentive Plan for Solidion Technology, Inc. (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: April 15, 2025	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: April 15, 2025	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jaymes Winters	Chief Executive Officer (Principal executive officer) and Director	April 15, 2025
Jaymes Winters

/s/ Vlad Prantsevich	Chief Financial Officer	April 15, 2025
Vlad Prantsevich

/s/ Dr. Bor Jang	Director	April 15, 2025
Dr. Bor Jang

/s/ John Davis	Director	April 15, 2025
John Davis

/s/ Karin-Joyce (KJ) Tjon	Director	April 15, 2025
Karin-Joyce (KJ) Tjon

/s/ Cynthia Ekberg Tsai	Director	April 15, 2025
Cynthia Ekberg Tsai