Form 10-K/A
period 2024-12-31
Solidion Technology Inc.
filed 2025-04-30
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 001-41323

SOLIDION TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1993879
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13355 Noel Rd, Suite 1100
Dallas, TX 75240

(Address of principal executive offices)

(972) 918-5120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STI	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12 (g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $9,339,999.

As of April 1, 2025, there were 135,845,569 shares of common stock of the Company issued and outstanding.

EXPLANATORY NOTE

Solidion Technology, Inc. (herein referred to as “we,” “us,” “our,” or the “Company) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2025 (the “Original Filing Date”), to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1-“Business,” Item 1A-”Risk Factors” and Item 7-”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing, but appear throughout the Original Filing and this Amendment No. 1. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A - “Risk Factors” of the Original Filing. Furthermore, such forward-looking statements speak only as of the date of the Original Filing. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

SOLIDION TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2024

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages, as of February 6, 2025:

Name	Age	Position
Dr. Bor Jang	71	Executive Chairman and Chief Science Officer
Jaymes Winters	61	Chief Executive Officer and Director
Vlad Prantsevich	32	Chief Financial Officer
Dr. Songhai Chai	46	Chief Technology Officer
John Davis	64	Director
Cynthia Ekberg Tsai	67	Director
Karin-Joyce (KJ) Tjon	60	Director

Dr. Bor Jang – Executive Chairman and Chief Science Officer

Dr. Bor Jang serves as Executive Chairman of our Board of Directors and Chief Science Officer. Dr. Jang co-founded HBC in 2015 and has since served as its President. Dr. Jang co-founded AEC in 2012 and has since served as its President. AEC is engaged in the development and commercialization of anode active materials for lithium-ion batteries. Dr. Jang co-founded Angstron Materials, Inc. (“AMI”) in 2007 and has since served as its Chairman. AMI is engaged in the development and commercialization of graphene processes and application technologies. Dr. Jang cofounded G3 in 2016 and has since served as its Chief Executive Officer and Chairman of the Board of Directors, and G3 is the parent of several subsidiaries engaged in the development and commercialization of graphene and battery technologies, including HBC, AEC and AMI. Dr. Jang received his Master’s & Ph.D degrees in Materials Science from MIT. Dr. Jang was the former Dean of the College of Engineering and Computer Science at Wright State University. He was a Fulbright Scholar and Visiting Professor (and an Overseas Fellow of the Churchill College) with the University of Cambridge (1991 – 1992) in the UK. Dr. Jang was elected as a member of the U.S. National Academy of Inventors (NAI) in 2019. Dr. Jang has more than 800 patents to his credit. Most notably, Dr. Jang filed the world’s first patent application on graphene in 2002. This patent was later recognized by Popular Mechanics magazine as one of the “15 patents that changed the world.”

We believe Dr. Jang is qualified to serve on Solidion Board because of his extensive executive experience with Honeycomb and his background in sciences and academia. Following the closing of the business combination, Dr. Jang continues in his roles as Chief Executive Officer and Chairman of the Board of Directors of G3. Dr. Jang will have a dual employment arrangement with Honeycomb and G3, with his time and attention split between the entities approximately 70% and 30%, respectively, and the parties will ensure an overall coordinated approach between Dr. Jang, Honeycomb and G3. In addition, 70% of his compensation and related costs at G3 will be reimbursed to G3 by Honeycomb under the Shared Services Agreement.

Jaymes Winters – Chief Executive Officer and Director

Jaymes Winters serves as our Chief Executive Officer and Director. With over 15 years’ experience as a Chief Executive Officer in the oil and gas, telecommunications and retail spaces with extensive mergers and acquisitions M&A experience, has Mr. Winters been Chief Executive Officer at Mach FM Corp. since its inception in 2015 and oversaw 600 MHz spectrum acquisition via an auction conducted by the Federal Communications Commission, or FCC. He designed a Simultaneous Multiple Round (SMR) analysis using historical data from previous FCC auctions to predict the total amount bid by other participants within 5%. Prior to that, he was founder and Chief Executive Officer of United Energy Inc., which for seven consecutive years was one of the largest African American owned businesses on the West Coast with annual revenues of nearly $100 million and 1,000 employees. Mr. Winters has directed and negotiated four M&A transactions utilizing private equity firms. For over nine years, he was an adjunct professor in the School of Business at Portland State University teaching business strategy, mergers and acquisitions, venture capital and is the author of a college textbook titled “Chronicles of an Urban CEO” (Kendall Hunt Publishing Company, August 2021). Mr. Winters holds a B.S. Business Administration with a minor in Economics from Oregon State University.

We believe Mr. Winters is qualified to serve on Solidion Board because of his extensive executive experience with Nubia and as a Chief Executive Officer in the oil and gas, telecommunications and retail spaces with extensive mergers and acquisitions experience.

Vlad Prantsevich – Chief Financial Officer

Vlad Prantsevich serves as our Chief Financial Officer. Mr. Prantsevich joined Mach FM Corp. in 2015 and serves as the EVP of Operations. Mr. Prantsevich leads key corporate strategy, finance and operations planning responsibilities, as well as M&A initiatives that include identifying acquisition candidates, financial modeling, transaction structuring, and proprietary valuation models. Additionally, Mr. Prantsevich has more than 6 years of executive management level experience in charge of Corporate Finance at 64 Audio, a global pro audio and consumer electronics brand, where he helped lead the business through a period of rapid growth, implementing key processes, driving software-based improvements of operations, and development of manufacturing and sales channel partners. Mr. Prantsevich holds a B.S. in Business Administration from Portland State University

Dr. Songhai Chai – Chief Technology Officer

Dr. Songhai Chai serves as our Chief Technology Officer. Since September 2021, Dr. Chai has served as the Deputy Chief Technology Officer of G3, where he leads a group of scientists and engineers to develop high-capacity silicon anode and renewable biochar anode materials, provides scientific and technical guidance to research and development activities, supervises the pilot-scale production of silicon-anode materials and oversees a group of battery engineers and technicians to improve electrode formulation and preparation. From 2015 through September 2021, Dr. Chai served as Senior Battery Scientist of G3, where he developed a variety of novel energy-storage materials for different applications, such as lithium-ion batteries, electrochemical and hybrid capacitors. From 2010 to 2015, Dr. Chai was a Research Associate, working on carbon and energy storage materials, at Oak Ridge National Lab. Dr. Chai has co-authored seven issued U.S. patents, one book chapter, and 45 peer-reviewed research articles and has published in 30 internationally renowned scientific journals, including Nature Communications and the Journal of the American Chemical Society. Dr. Chai received a Ph.D in Chemistry from Tsinghua University and completed his post-doctoral training at the University of California at Berkeley.

Following the closing of the business combination, Dr. Chai left his role at G3 and expects to enter into a formal employment arrangement with Solidion.

Non-Executive Directors

John Davis – Director

John Davis serves as our director. Since 2022, Mr. Davis has served as President of BTECH, Inc., a battery monitoring technology company. Prior to that role, from 2021 to 2022, Mr. Davis served as Chief Operating Officer of Primet Precision Materials, a nanoscission technology company producing lithium battery cathode. Prior to that role, from 2019 to 2020, Mr. Davis served as Chief Operating Officer of G3, which is the parent of HBC and the holder of approximately 97.5% of the issued and outstanding shares of HBC common stock prior to the Effective Time. Prior to that role, from 2015 to 2018, Mr. Davis served as Senior Vice President of Operations for BrightVolt, a solid state lithium battery technology company. Mr. Davis received a B.S. in Chemical Engineering and M.B.A. from the Illinois Institute of Technology.

We believe Mr. Davis is qualified to serve on Solidion Board because of his extensive experience performing at the executive level of companies that included international business profit and loss and operations responsibilities, including in the energy storage industry with a heavy focus on lithium batteries.

Cynthia Ekberg Tsai – Director

Cynthia Ekberg Tsai serves as our director. Since 2016, Ms. Ekberg Tsai has served as the CEO of Tana Systems, a global software and IT company based in the U.S. and India. Since 1995, she has also served as the CEO of Healthquest, a global biotechnology and medical technologies advisory firm, where she specializes in providing strategic introductions and advice to rising executives. She has also served as a Director, Chairperson of the Audit Committee and member of the Compensation Committee of Ethan Allen Interiors Inc. (NYSE, “ETD”) since 2021. Ms. Ekberg Tsai spent 16 years on Wall Street as a Vice President with Merrill Lynch and Kidder Peabody. She is the former Founder and CEO of HealthExpo, the largest consumer healthcare event in the U.S., where she grew the enterprise from concept to execution, attracting more than 50 million consumers to HealthExpo. Previously, Ms. Ekberg Tsai was a General Partner in MassTech Ventures, a multi-million-dollar equity fund focused on technology development at MIT. Ms. Ekberg Tsai currently serves on the Board of Selectors for the Jefferson Foundation Awards and is on the board of the Prix Galien Foundation. In 1999, the Harvard Business School Alumni Chapter in New York recognized Ms. Ekberg Tsai with an Early-Stage Honor Roll Award for Entrepreneurship. In 2004, she also received a “Leading Woman Entrepreneur of the World” Award from the Star Foundation in Overland Park, Kansas. Ms. Ekberg Tsai received a B.A. in Psychology from the University of Missouri.

We believe Ms. Ekberg Tsai is qualified to serve on Solidion Board because of her strategic financial thinking and unique hands-on experience in investment banking and brand building.

Karin-Joyce (KJ) Tjon – Director

Karin-Joyce (KJ) Tjon serves as our director. Ms. Tjon has served as a director of Nubia since the closing of its IPO. Ms. Tjon is also a Director at Volcon, Inc. (NASDAQ, “VLCN”) and Kaleyra, Inc. (NYSE, “KLR”). Ms. Tjon served as Chief Financial Officer of Alorica Inc. from July 2018 to May 2020. From February 2017 to August 2017, she served as President and Chief Operating Officer of Scientific Games, Inc. Ms. Tjon has more than 6 years of executive management level experience as a Chief Executive Officer for publicly listed companies and large privately held companies. Ms. Tjon has served as Chief Financial Officer and Executive Vice President for Epiq Systems (NASDAQ: “EPIQ”) where she was responsible for legal, governance and risk compliance as well as all areas of international corporate finance, including financial planning and analysis, accounting, SEC filings, tax planning, investor relations, and SAP support. As a part of the executive team, she worked through a strategic review process which culminated in the sale of the company to a strategic buyer, backed by private equity. At Alvarez & Marsal LLC, a leading global professional services firm, Ms. Tjon served in several interim C-level posts guiding global clients through operational restructurings, business planning and execution, complex negotiations, financial audit and regulatory compliance issues, and technology issues. Ms. Tjon graduated summa cum laude from Ohio University with a B.S.S in Organizational Behavior & Management and received her M.B.A. from Columbia University.

We believe Ms. Tjon is qualified to serve on Solidion Board because of her extensive executive experience in financial, risk and compliance matters, as well as her experience as a public company director.

Corporate Governance

The size of Solidion’s board of directors is five (5). Class I consists of Mr. Winters and Ms. Tjon, whose terms will expire at Solidion’s first annual meeting following the effectiveness of its Certificate of Incorporation. Class II consists of Mr. Davis, whose term expires at Solidion’s second annual meeting following the effectiveness of its Certificate of Incorporation. Class III consists of Dr. Jang and Ms. Ekberg Tsai, whose terms will expire at Solidion’s third annual meeting following the effectiveness of its Certificate of Incorporation.

Dr. Jang serves as Executive Chairman of our board of directors. The primary responsibilities of the board of directors of Solidion is to provide oversight, strategic guidance, counseling and direction to management. The board of directors of Solidion meets on a regular basis and additionally as necessary.

Director Independence

Nasdaq rules generally require that independent directors must comprise a majority of listed company’s board of directors. The board of directors of Solidion has determined that each of the directors on the board of directors of Solidion other than Dr. Jang and Mr. Winters is qualified as an independent director, as defined under the listing rules of Nasdaq, and the board of directors of Solidion consists of a majority of independent directors, as defined under the rules of the SEC and the listing rules of Nasdaq relating to director independence requirements.

Family Relationships

There are no family relationships among any of the individuals who shall serve as directors or executive officers of Solidion following the consummation of the business combination.

Role of Board in Risk Oversight

The board of directors of Solidion has extensive involvement in the oversight of risk management related to Solidion and its business and accomplishes this oversight through the regular reporting to the board of directors by the audit committee. The audit committee represents the board of directors by periodically reviewing Solidion’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discusses all significant areas of Solidion’s business and summarize for the board of directors all areas of risk and the appropriate mitigating factors. In addition, the board of directors receives periodic detailed operating performance reviews from management.

Committees of the Board of Directors

The board of directors of Solidion has an audit committee, a compensation committee, a nominating and corporate governance committee and an executive committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors.

Audit Committee

The audit committee consists of Ms. Ekberg Tsai, Mr. Davis and Ms. Tjon, with Ms. Ekberg Tsai serving as chairperson. The board of Solidion is expected to determine (i) that each of Ms. Ekberg Tsai, Mr. Davis and Ms. Tjon satisfies the requirements for independence and financial literacy under the rules and regulations of Nasdaq and the SEC and (ii) that Ms. Ekberg Tsai and Ms. Tjon qualify as an “audit committee financial expert” as defined in the SEC rules and regulations and satisfies the financial sophistication requirements of Nasdaq. The audit committee of Solidion is responsible for, among other things:

●	selecting and hiring Solidion’s registered public accounting firm;

●	evaluating the performance and independence of Solidion’s registered public accounting firm;

●	approving the audit and pre-approving any non-audit services to be performed by Solidion’s registered public accounting firm;

●	reviewing the integrity of Solidion’s financial statements and related disclosures and reviewing Solidion’s critical accounting policies and practices;

●	reviewing the adequacy and effectiveness of Solidion’s internal control policies and procedures and Solidion’s disclosure controls and procedures;

●	overseeing procedures for the treatment of complaints relating to accounting, internal accounting controls or audit matters;

●	reviewing and discussing with management and the registered public accounting firm the results of the annual audit, Solidion’s quarterly financial statements and Solidion’s publicly filed reports;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

●	reviewing and approving in advance any proposed related-person transactions; and

●	preparing the audit committee report that the SEC requires in Solidion’s annual proxy statement.

Compensation Committee

The compensation committee consists of Ms. Ekberg Tsai, Mr. Davis and Ms. Tjon, with Ms. Tjon serving as chairperson. The board of Solidion has determined that each member of the compensation committee satisfies the requirements for independence under the rules and regulations of Nasdaq and the SEC. The compensation committee of Solidion is responsible for, among other things:

●	determining, or recommending to the board of directors for determination, the compensation of Solidion’s executive officers, including the chief executive officer;

●	overseeing and setting compensation for the members of the board of directors;

●	administering Solidion’s equity compensation plans;

●	overseeing Solidion’s overall compensation policies and practices, compensation plans, and benefits programs; and

●	preparing the compensation committee report that the SEC will require in Solidion’s annual proxy statement.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Mr. Davis, Ms. Tjon and Ms. Ekberg Tsai, with Ms. Tjon serving as chairperson. The board of Solidion has determine that each member of the nominating and corporate governance committee satisfies the requirements for independence under the rules and regulations of Nasdaq and the SEC. The nominating and corporate governance committee is responsible for, among other things:

●	evaluating and making recommendations regarding the composition, organization and governance of the board of directors and its committees;

●	reviewing and making recommendations with regard to Solidion’s corporate governance guidelines and compliance with laws and regulations;

●	reviewing conflicts of interest of Solidion’s directors and officers and proposed waivers of Solidion’s corporate governance guidelines and code of business conducts and ethics; and

●	evaluating the performance of the board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

None of Solidion’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board of directors.

Involvement in Certain Legal Proceedings

On August 3, 2017, Jaymes W. Winters II, our Chief Executive Officer, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code (the “Chapter 7 Case”) in the United States Bankruptcy Court Western District of Washington (Tacoma) (the “Court”) (Case No. 17-42965) to avoid a $2,480,000 judicial lien against his personal residence obtained by Sterling Savings Bank (the “Sterling Savings Lien”), which was held by Umpqua Bank, the successor to Sterling Savings Bank. On November 9, 2018, the Court partially granted Mr. Winters’s motion to avoid the judgment lien of Umpqua Bank and all but $160,725 of Umpqua Bank’s judicial lien was avoided. On May 14, 2018, while the Chapter 7 Case was still open, Mr. Winters filed another petition for bankruptcy under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court Western District of Washington (Tacoma) (Case Number: 3:17-BK-42965) to further protect his rights in relation to the Sterling Savings Lien. The Court granted a voluntary dismissal of the Chapter 13 Case on November 27, 2018. As of the date of this prospectus, both the Chapter 7 Case and the Chapter 13 Case are closed.

Stockholder Communications

We do not have a formal policy regarding stockholder communications with our Board. A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this filing.

Code of Ethics

The Board has established a formal code of business conduct and ethics that applies to our officers, directors and employees. Any amendment or waiver disclosed on our website will be made available on our website to the extent required by applicable rules or regulations or listing requirements of Nasdaq. Any waiver of the code of business conduct and ethics for our executive officers or directors must be approved by the Board, and any such waiver shall be promptly disclosed to the stockholders.

Insider Trading Policy

We maintain a Policy on Insider Trading and Insider Information that prohibits our officers, directors and employees from purchasing or selling any type of security while in possession of material, non-public information relating to the security, whether the issuer of such security is the Company or any other company. Additionally, no officer, director or employee shall purchase or sell any security of the Company during the period beginning on the 15th calendar day of the last month of each fiscal quarter of the Company and ending upon completion of the second full trading day after the public release of earnings data for such fiscal quarter or during any other trading suspension period declared by the Company. It prohibits officers, directors, or employees from pledging our stock as collateral to secure loans and from engaging in hedging transactions, including zero-cost collars and forward sale contracts. It further prohibits margin purchases of our stock, short sales of our stock, and any transactions in puts, calls or other derivative securities involving our stock.

Availability of Corporate Governance Materials

Stockholders may view our corporate governance materials, including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics, on our website at www.solidiontech.com under “Governance” on the “Investors” page, and these documents are available in print to any stockholder who sends a written request to such effect to Solidion Technology, Inc., 13355 Noel Rd, Suite 1100, Dallas, TX 75240, Attention: Corporate Secretary. Information on or accessible from our website is not and should not be considered a part of this Registration Statement.

Item 11. Executive Compensation

The following table sets forth information concerning the compensation earned for services rendered to us for the fiscal years ended December 31, 2024 and 2023 of our named executive officers as determined in accordance with SEC rules.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Dr. Bor Jang Board Chairman and Chief Service Officer	2024 2023	140,000 200,000	-	-	-	-	140,000 200,000
Jaymes Winters Chief Executive Officer	2024 2023	300,000 n/a	40,000	- -	- -	- -	340,000
Songhai Chai Chief Technology Officer	2024 2023	130,000 130,000	- -	- -	- -	- -	130,000 130,000
Vlad Prantsevich Chief Financial Officer	2024 2023	225,000 n/a	40,000 -	-	-	-	265,000 n/a

Narrative Disclosure to Summary Compensation Table

Our compensation committee has historically determined the compensation of our named executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the compensation committee then approves the compensation of each executive officer after discussions without members of management present.

Base Salary

Base salaries for our named executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries are reviewed, determined, and approved periodically, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Performance-Based Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based bonuses, which are designed to provide appropriate incentives to our executive officers to achieve annual performance goals and to reward them for achievement towards these goals. Performance based milestones are approved by the board at the beginning of the year and executive officers are assessed against these performance-based milestones subsequent to year end.

Executive Compensation Arrangements

Mr. Winters and Mr. Prantsevich

We entered into employment agreements (the “Executive Employment Agreements”) with Jaymes Winters and Vlad Prantsevich, effective as of the Closing Date (the “Start Date”). Mr. Winters’ Executive Employment Agreement provides for an initial base salary of $300,000, and Mr. Prantsevich’s Executive Employment Agreement provides for an initial base salary of $225,000. Both Executive Employment Agreements include an employment term that expires on the sixth anniversary of the Start Date (the “Initial Term”). The Initial Term is automatically extended thereafter from year to year, unless terminated in accordance with the terms of the agreement (with any extension beyond the Initial Term referred to as a “Renewal Term”). The Executive Employment Agreements may be terminated by either party at any time and for any reason upon 30 days’ notice, subject to the severance obligations described below.

The Executive Employment Agreements provide that each executive is eligible to receive (i) two transition bonuses in the amount of $20,000 each, (ii) an annual incentive bonus, determined by the Company on a discretionary basis in an amount up to 80% of annual base salary, and (iii) an additional bonus based on certain stock price targets for the Company. The Executive Employment Agreements also provide that each executive shall be entitled to certain cash incentive payments in connection with the Company achieving certain capital raise targets within 18 months of the Closing.

The Executive Employment Agreements provide that each executive is eligible to receive a cash bonus in the event of an Applicable Sale of the Company (as defined in the Executive Employment Agreements), which sale bonus shall equal 2.5% of the Equity Value of the Company (as defined in the Executive Employment Agreements).

Mr. Winters’ Executive Employment Agreement provides that he shall be issued warrants to purchase at least 600,000 shares of the Company’s common stock and shall be granted 200,000 shares of unrestricted stock in an initial grant, and annually thereafter an additional 200,000 shares of restricted stock. Mr. Prantsevich’s Executive Employment Agreement provides that he shall be issued warrants to purchase at least 200,000 shares of the Company’s common stock and shall be granted 100,000 shares of unrestricted stock in an initial grant, and annually thereafter an additional 100,000 shares of restricted stock.

The Executive Employment Agreements also provide that if either executive is terminated for any reason, the executive shall receive the following: (i) Executive’s Base Salary through and including the effective date of termination; (ii) payment for accrued unused vacation time, subject to the Company’s then current vacation policy; (iii) payment of any vested benefit; (iv) payment of Executive’s Incentive Bonus for the prior Fiscal Year, to the extent such Incentive Bonus had not yet been paid as of the Termination Date; (iv) payment of a prorated Incentive Bonus based on the number of days Executive was employed during the Fiscal Year, which shall be paid within sixty (60) days of the end of the Fiscal Year; and (v) payment for unreimbursed business expenses.

The Executive Employment Agreements further provide that if either executive is terminated by the Company without Cause (as defined in the Executive Employment Agreements), by the Company by Notice of Non-Renewal, or by Executive pursuant to Good Reason (as defined in the Executive Employment Agreements), in addition to the payments set forth above, and provided the executive execute a release in the form attached to the Executive Employment Agreement, the executive shall be entitled to receive severance benefits that consist of: (i) 12 months of Executive’s Base Salary immediately prior to the termination date, in the form of salary continuation; (ii) an amount equal to the Incentive Bonus paid for the previous Fiscal Year; (iii) a lump-sum cash amount equal to the First Transition Bonus (as defined above) to the extent the First Transition Bonus has not yet been paid to Executive; and (iv) 12 months of benefits continuation, or the Company will pay or reimburse Executive for the portion of the COBRA premium that is equal to the insurance premium the Company would pay if Executive was then an active employee of the Company.

Each executive is also subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and twelve months post-employment non-competition and non-solicitation of employees and customer provisions.

Through December 31, 2024, the Company paid Mr. Winters and Mr. Prantsevich $236,923 and $187,692, respectively, in salary and bonus compensation.

Dr. Jang and Dr. Chai

On February 10, 2025 (the “Signing Date”), the Company entered into employment agreements with each of Dr. Jang (the “Jang Employment Agreement”) and Dr. Chai (the “Chai Employment Agreement” and, together with the Jang Employment Agreement, the “Employment Agreements”). The Compensation Committee of the Board (the “Compensation Committee”), which is made up entirely of independent directors in accordance with Nasdaq listing rules, approved the Company’s entry into the Employment Agreements.

The Jang Employment Agreement provides for a starting annual base salary of $200,900 and an annual incentive opportunity discretionary bonus with a target set at 40% of base salary, and such bonus may be paid in cash, shares of stock, or a combination, although at least twenty-five percent must be paid in cash. Under the Jang Employment Agreement, the parties acknowledge that Dr. Jang, with the Company’s consent, is employed in an executive capacity by Global Graphene Group, Inc. (“G3”) and also serves on G3’s board of directors. Dr. Jang represents and warrants that he will devote approximately seventy percent (70%) of his business time and efforts to the performance of duties assigned to him under the Jang Employment Agreement. Dr. Jang agrees he will not engage in any other paid work, other than his simultaneous employment by G3, unless he notifies the Board or its designee in advance of his intent to engage in other paid work and receives the express written consent of the Board or its designee to do so. G3 beneficially owns approximately 51.4% of the outstanding shares of common stock of the Company as of the date of this filing.

The Chai Employment Agreement provides for a starting annual base salary of $225,000 and an annual incentive opportunity discretionary bonus with a target set at 40% of base salary, and such bonus may be paid in cash, shares of stock, or a combination, although at least twenty-five percent must be paid in cash.

The Employment Agreements provide for an initial term of two years commencing on the Closing Date, subject to annual renewal for additional, successive one-year terms. The Employment Agreements provide for a one-time transition bonus to Dr. Jang and Dr. Chai in the amount of $63,935.89 and $99,041.10, respectively, less applicable withholdings and deductions, paid in a lump sum on the Signing Date.

The Employment Agreements generally provide for (i) the initial one-time grants to Dr. Jang and Dr. Chai of at-the-money warrants to purchase at least 400,000 and 200,000, respectively, shares of the Company’s common stock with an expiration on the fifth anniversary of the Closing Date; (ii) the initial one-time grants of 200,000 and 100,000, respectively, shares of unrestricted stock (“Unrestricted Stock”); and (iii) annually thereafter, the grant of 200,000 and 100,000 shares of restricted stock (“Restricted Stock”) of the Company each year. The awards (i) will be subject to vesting on three equal installments on each of the first three anniversaries of the Closing Date, (ii) will be made pursuant to the terms and conditions of the Company’s 2023 Long-Term Incentive Plan (the “Plan”) and (iii) will be evidenced by an award agreement between the Company and the Executive, pursuant to the terms of the Plan.

The Employment Agreements generally provide for the right to receive or participate in all employee benefit programs and perquisites established from time to time by the Company on a basis that is no less favorable than such programs and perquisites are provided by the Company to the Company’s other senior executives.

The Employment Agreements further provide that if either executive is terminated for any reason, the executive shall receive the following: (i) Executive’s Base Salary through and including the effective date of termination; (ii) payment for accrued unused vacation time, subject to the Company’s then current vacation policy; (iii) payment of any vested benefit; (iv) payment of Executive’s discretionary bonus for the prior fiscal year, to the extent not yet paid as of the termination date; (v) payment of a prorated discretionary bonus based on the number of days employed during the fiscal year, which shall be paid within sixty (60) days of the end of the Fiscal Year; and (vi) payment for unreimbursed business expenses.

The Employment Agreements further provide that if either executive is terminated by the Company without Cause (as defined in the Employment Agreements), by the Company by notice of non-renewal, or by the executive for Good Reason (as defined in the Employment Agreements), in addition to the payments set forth above, and provided the executive execute a release in the form attached to the Employment Agreements, the executive will be entitled to receive severance benefits that consist of: (i) 12 months of base salary immediately prior to the termination date, in the form of salary continuation; and (ii) 12 months of health insurance benefits continuation, or the Company will pay or reimburse Executive for the portion of the COBRA premium that is equal to the insurance premium the Company would pay if the executive were then an active employee of the Company.

Each executive is also subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and twelve months post-employment non-competition and non-solicitation of employees and customer provisions.

Through December 31, 2024, the Company paid Dr. Jang and Dr. Chai $140,000 and $130,000, respectively, in salary and bonus compensation.

Non-Employee Director Compensation

For fiscal year 2024, Solidion did not provide cash compensation to its non-employee directors, however all of the directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of the Solidion board of directors. For fiscal year 2024, Solidion provided $5,000 of cash compensation to its non-employee directors. We intend to approve and implement a non-employee director compensation policy.

Summary of the Incentive Plan

In connection with the Business Combination, we adopted the Solidion Technology, Inc. 2023 Equity Incentive Plan. The summary is qualified in its entirety by reference to the complete text of the incentive plan.

Eligibility

Solidion’s employees, consultants and directors, and employees and consultants of its affiliates, may be eligible to receive awards under the incentive plan. Following the closing, Solidion has approximately 35 employees and five non-employee directors who may be eligible to receive awards under the incentive plan.

Award Types

The incentive plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

Share Reserve

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

Plan Administration

The board of directors of Solidion, or a duly authorized committee thereof, will have the authority to administer the incentive plan. The board of directors of Solidion may also delegate to one or more officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares to be subject to such stock awards. Subject to the terms of the incentive plan, the plan administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the incentive plan. The plan administrator has the power to modify outstanding awards under the incentive plan. Subject to the terms of the incentive plan, the plan administrator also has the authority to reprice any outstanding option or stock award, cancel and re-grant any outstanding option or stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any materially adversely affected participant.

Stock Options

ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the incentive plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of common stock on the date of grant (however, a stock option may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the incentive plan, and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of the Code). Options granted under the incentive plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the incentive plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship ceases for any reason other than cause, the optionholder may generally exercise any vested options for a period of three (3) months following the cessation of service, but only within three (3) months following such termination, unless another period of time is provided in the applicable award agreement or other agreement, subject to the limitations in the incentive plan. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or Solidion’s insider trading policy. Options generally terminate immediately upon the termination of an optionholder’s service for cause. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft, or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of common stock previously owned by the optionholder, (iv) a net exercise of the option if it is an NSO and (v) other legal consideration approved by the plan administrator.

Tax Limitations on ISOs

The aggregate fair market value, determined at the time of grant, of common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all stock plans maintained by Solidion may not exceed $100,000. Options or portions thereof that exceed such limit generally will be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Solidion’s total combined voting power or that of any of Solidion’s affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Awards

Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Except as provided otherwise in the applicable award agreement, if a participant’s service relationship ends for any reason, Solidion may receive through a forfeiture condition or a repurchase right any or all of the shares held by the participant under his or her restricted stock award that have not vested as of the date the participant terminates service.

Restricted Stock Unit Awards

Restricted stock units are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock units may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Stock Appreciation Rights

Stock appreciation rights are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of common stock on the date of grant (however, a stock appreciation right may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the incentive plan, and in a manner consistent with the provisions of Sections 409A). A stock appreciation right granted under the incentive plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

Performance Awards

The incentive plan permits the grant of performance-based stock and cash awards. The plan administrator may structure awards so that the shares of common stock, cash, or other property will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. The performance criteria that will be used to establish such performance goals may be based on any measure of performance selected by the plan administrator. The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the plan administrator will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by Solidion achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to shareholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under Solidion’s bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to expense under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles. In addition, the plan administrator retains the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the performance goals. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the applicable award agreement or the written terms of a performance cash award. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards

The plan administrator may grant other awards based in whole or in part by reference to common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit

The aggregate value of all compensation granted or paid by Solidion to any individual for service as a non-employee director with respect to any calendar year (such period, the “annual period”), including stock awards and cash fees paid by Solidion to such non-employee director, will not exceed (i) $500,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board of directors of Solidion during such annual period, $750,000 in total value. For purposes of these limitations, the value of any such stock awards is calculated based on the grant date fair value of such stock awards for financial reporting purposes.

Changes to Capital Structure

In the event there is a specified type of change in Solidion’s capital structure, such as a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or any similar equity restructuring transaction, appropriate adjustments will be made to (i) the class(es) and maximum number of shares of common stock subject to the incentive plan and the maximum number of shares by which the share reserve may annually increase; (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of ISOs; and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding awards.

Corporate Transactions

The following applies to stock awards under the incentive plan in the event of a corporate transaction, as defined in the incentive plan, unless otherwise provided in a participant’s stock award agreement or other written agreement with Solidion or unless otherwise expressly provided by the plan administrator at the time of grant. In the event of a corporate transaction, any stock awards outstanding under the incentive plan may be assumed, continued or substituted by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by Solidion with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate for no consideration if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by Solidion with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the plan administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate for no consideration if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by Solidion with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants. In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value, at the effective time, to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Change in Control

In the event of a change in control, as defined under the incentive plan, awards granted under the incentive plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Plan Amendment or Termination

The board of directors of Solidion will have the authority to amend, suspend, or terminate the incentive plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date the Nubia Board adopts the incentive plan.

Certain U.S. Federal Income Tax Aspects of Awards Under the Incentive Plan

This is a brief summary of the federal income tax aspects of awards that may be made under the incentive plan based on existing U.S. federal income tax laws. This summary provides only the basic tax rules. Except as otherwise specifically set forth below, it does not describe a number of special tax rules, including the alternative minimum tax and various elections that may be applicable under certain circumstances. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which a holder may reside, nor does it reflect the tax consequences of a holder’s death. The tax consequences of awards under the incentive plan depend upon the type of award.

Incentive Stock Options

The recipient of an ISO generally will not be taxed upon grant of the option. Federal income taxes are generally imposed only when the shares of Solidion’s Common Stock from exercised ISOs are disposed of, by sale or otherwise (although the excess of the fair market value of the common stock on the date of exercise over the exercise price is a tax preference for alternative minimum tax purposes, which could result in an alternative minimum tax liability). If the ISO recipient does not sell or dispose of the shares of Solidion’s Common Stock until more than one year after the receipt of the shares (i.e., exercise of the ISO) and two years after the option was granted (i.e., the minimum required time), then, upon sale or disposition of the shares, the difference between the exercise price and the fair market value of the shares of Solidion’s Common Stock as of the date of exercise will be treated as a long-term capital gain, and not ordinary income. If a recipient fails to hold the shares for the minimum required time the recipient will recognize ordinary income in the year of disposition generally in an amount equal to any excess of the fair market value of the common stock purchased on the date of exercise (or, if less, the amount realized on disposition of the shares) over the exercise price paid for the shares. Any further gain (or loss) realized by the recipient generally will be taxed as short-term or long-term gain (or loss) depending on the holding period. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient.

Non-statutory Stock Options

The recipient of an NSO generally will not be taxed upon the grant of the option. Federal income taxes are generally due from a recipient of NSOs when the options are exercised. The excess of the fair market value of the common stock purchased on such date over the exercise price of the option is taxed as ordinary income. Thereafter, the tax basis for the acquired shares is equal to the amount paid for the shares plus the amount of ordinary income recognized by the recipient. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient by reason of the exercise of the option. Any gain that the recipient realizes when he or she later sells or disposes of the acquired shares will be short-term or long-term capital gain, depending on how long the shares were held.

Restricted Stock Awards

Recipients who receive awards of restricted shares subject to a vesting requirement (i.e., the restricted shares are nontransferable and is subject to a substantial risk of forfeiture) generally will recognize ordinary income at the time vesting occurs in an amount equal to the fair market value of the shares at that time minus the amount, if any, paid for the shares. However, a recipient who receives restricted shares subject to a vesting requirement (i.e., the restricted shares are nontransferable and is subject to a substantial risk of forfeiture) may, within 30 days of the date the shares are granted, elect in accordance with Section 83(b) of the Code to recognize ordinary compensation income at the time of transfer of the shares rather than upon the vesting dates. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Restricted Stock Unit Awards

Recipients will not recognize income, and the Company will not be allowed a tax deduction, at the time of a restricted stock unit award is granted. Recipients who receive restricted stock unit awards generally will recognize ordinary income when they receive shares upon settlement of the awards in an amount equal to the fair market value of the shares at that time (less any amount the recipients paid for the stock or property). Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Stock Appreciation Rights

Recipients who receive stock appreciation rights generally will recognize ordinary income upon exercise in an amount equal to the excess of the fair market value of the underlying shares of common stock on the exercise date over the exercise price. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Deductions

Section 162(m) of the Code may limit Solidion’s ability to take a tax deduction with respect to awards made to recipients that are covered employees to the extent that the compensation to such recipient for a taxable year exceeds $1,000,000.

Section 409A of the Code

The incentive plan permits the grant of various types of incentive awards, which may or may not be exempt from Section 409A of the Code. If an award is subject to Section 409A of the Code, and if the requirements of Section 409A of the Code are not met, the taxable events as described above could apply earlier than described, and could result in the imposition of additional taxes and penalties.

Tax Withholding

The Company Group has the right to deduct or withhold, or require a participant to remit to the Company Group, an amount sufficient to satisfy federal, state, and local taxes (including employment taxes) required by law to be withheld with respect to any exercise, lapse of restriction or other taxable event arising as a result of the incentive plan.

Incentive Plan Benefits

Grants of awards under the incentive plan are subject to the discretion of the plan administrator. Therefore, it is not possible to determine the future benefits that will be received by participants under the incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2024 with respect with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	—	$—	—
Equity compensation plans approved by security holders	—	—	9,500,000
Total	—	$—	9,500,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 1, 2025, by:

●	each person known to be the beneficial owner of 5% or more of our outstanding common stock;

●	each executive officer;

●	each director; and

●	all of the executive officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or vesting of an RSU) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The information set forth in the table below is based on 135,845,569 shares of our common stock issued and outstanding on April 1, 2025.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 13355 Noel Rd, Suite 1100, Dallas, TX 75240.

Name of Beneficial Owner(1)	Amount And Nature of Beneficial Ownership	Percentage of Class
More than 5% Beneficial Owners
Global Graphene Group, Inc.(2)	68,055,000	50.1%
Meteora Capital, LLC(3)	15,371,010	11.3%

Names Executive Officers and Directors
Dr. Bor Jang	—	—%
Jaymes Winters	—	—%
Vlad Prantsevich	—	—%
Karin-Joyce (KJ) Tjon	—	—%
John Davis	—	—%
Cynthia Ekberg Tsai	—	—%
Dr. Songhai Chai	—	—%
All executive officers and directors as a group (10 persons)	—	—%

*	Denotes beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals listed under the headings “Executive Officers and Directors” and “More than Five Percent Holders” is c/o Solidion Technology, Inc., 13355 Noel Rd, Suite 1100, Dallas, TX 75240.
(2)	Based on a Schedule 13D filed by Global Graphene Group, Inc. (“G3”) on February 6, 2024. G3 is managed by a board of directors consisting of Dr. Jang, Dr. Zhamu, Henry Wang, Max Wu, Wei Hsu, Edson Chang, and Hyun Yeo. Any action by G3 with respect to the shares of Solidion, including voting and dispositive decisions, requires a majority vote of the members of the board of managers of G3. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of G3’s directors, none of the directors is deemed to be a beneficial owner of shares of Solidion, even those in which any director holds a pecuniary interest. The business address for G3 is 1240 McCook Ave., Dayton, Ohio 45404.
(3)	Based on a Schedule 13G/A filed on February 14, 2025, such schedule was filed by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The filing of the statement should not be construed as an admission that any of the such reporting persons is, for the purposes of Section 13 of the Securities Act, the beneficial owner of the common stock reported herein. The business address for Meteora Capital is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with Solidion’s directors and executive officers, including those discussed in the sections entitled “Executive Compensation” and “Director Compensation,” the following sets forth transactions and series of similar transactions, since January 1, 2023, in which Solidion participated or will participate, in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) any of Solidion’s then directors, executive officers, or holders of more than 5% of its capital stock at the time of such transaction, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

The following summarizes the terms of certain material agreements Solidion entered into with G3 in connection with the closing of the Business Combination pursuant to the Merger Agreement. Each such summary is qualified in its entirety by reference to the relevant agreement, the forms of which will be filed as annexes to the proxy statement.

Contribution Agreement.    HBC and G3 entered into the Contribution Agreement pursuant to which, among other things, G3 will contribute and transfer to HBC all its right, title and interest in, to and under certain battery-related assets and HBC will assume certain related liabilities, as more specifically set forth thereunder. The parties intend that such contribution will qualify as a transaction described in Section 351(a) of the Code and the Treasury Regulations promulgated thereunder. The Contribution Agreement is attached hereto as exhibit 10.14.

Supply and License Agreement.    HBC and G3 entered into the Supply and License Agreement pursuant to which, among other things, G3 will sell to and supply from time to time HBC certain graphene and graphite products and G3 will provide to HBC a non-exclusive license to certain G3 patents, technology and know-how relating to graphene production to make and have made graphene materials for HBC’s own needs, as more specifically set forth thereunder. The Supply and License Agreement is attached hereto as exhibit 10.15.

Shared Services Agreement.    HBC and G3 entered into the Shared Services Agreement pursuant to which, among other things, G3 will continue to provide Solidion with certain operational and other support services, including assigning certain employees to work for Solidion to provide support to Solidion’s operations and sending its employees to Solidion on a short-term basis to provide support, and sharing the use of certain equipment, administrative office space, production space, laboratory space and loading space. In exchange for receipt of such services and uses, the Shared Services Agreement contemplates that the parties will pay fees to each other, as more specifically set forth thereunder. The Shared Services Agreement is attached hereto as exhibit 10.16.

In addition, the following related party transactions have occurred since January 1, 2023.

Executive Officer and Director Compensation Arrangements

See “Executive Compensation” for information regarding compensation arrangements with the executive officers and directors of Solidion, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.

Director and Executive Officer Indemnification

Solidion’s organizational documents provide, and Solidion’s second amended and restated certificate of incorporation and amended and restated Bylaws will provide, for indemnification for its directors and executive officers to the fullest extent permitted by law. Following the business combination, Solidion is expected to enter into indemnification agreements with each director and executive officer of Solidion. Such agreements provide, and such Solidion agreements will provide, among other things, the officers and directors of Solidion with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted by law, including to the extent they serve at Solidion’s request as directors, officers, employees or other agents of any other affiliated entity, to the fullest extent permitted by law.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our articles of incorporation and our Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our Bylaws also require us to advance expenses incurred by our directors and officers.

Review, Approval and Ratification of Related Party Transactions

It is the Company’s policy that all related party transactions must be approved by directors independent of the parties involved. All of the transactions described above were approved and ratified by the independent members of our Board. In connection with the approval of the transactions described above, our Board took into account several factors, including their fiduciary duties to the Company, the relationships of the related parties described above to the Company, the material facts underlying each transaction, the anticipated benefits to the Company and related costs associated with such benefits, whether comparable products or services were available, and the terms we could receive from an unrelated third party.

Conflicts Related to Other Business Activities

The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to our shareholders and us as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Director Independence

We have determined that each of the directors on the board of directors of Solidion other than Dr. Jang and Mr. Winters qualify as an independent director, as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Meetings of The Board and Its Committees

The Board met 6 times during the fiscal year ended December 31, 2024. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee met 5 times, zero times and zero times, respectively, during the fiscal year ended December 31, 2024. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the fiscal year ended December 31, 2024 for which he or she was a director or committee member.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Index to Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Index to Exhibits” of the Original Form 10-K. The “Index to Exhibits” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

Exhibit Number	Description

31.3 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 30, 2025	SOLIDION TECHNOLOGY, INC.

	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)