Form 10-Q
period 2025-03-31
Solidion Technology Inc.
filed 2025-05-21
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 2,716,906 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $575.00 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and pending listing on The OTC Markets under the symbol “STIWW”. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$1,170,173	$3,353,732
Accounts receivable	999	999
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	508,818	206,784
Other current assets	607,376	-
Total Current Assets	2,614,296	3,888,445

Property and Equipment, net of depreciation	2,046,960	2,094,536
Patents, net of amortization	1,990,620	1,972,830
Total Assets	$6,651,876	$7,955,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,093,285	$2,135,586
Income taxes payable	-	6,369
Excise tax payable	923,520	909,871
Derivative liabilities	12,855,200	25,272,650
Due to related party	87,873	87,873
Convertible notes	-	527,500
Short-term notes payable	1,875,290	1,917,962
Total Liabilities	18,835,168	30,857,811

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,716,706 and 2,633,956 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	272	13,169
Additional paid-in capital	94,582,556	93,045,581
Stock subscription receivable	(80,241)	(80,241)
Accumulated deficit	(106,685,879)	(115,880,509)
Total Stockholders’ Equity (Deficit)	(12,183,292)	(22,902,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,651,876	$7,955,811

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended March 31,
	2025	2024 (Restated)

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
Research and development	1,353,050	729,114
Selling, general and administrative	1,779,619	3,030,222
Total operating expenses	3,132,669	3,759,336

Operating loss	(3,132,669)	(3,759,336)

Other Income (Expense)
Change in fair value of derivative liabilities	12,417,450	(8,182,500)
Issuance of common stock and warrants	-	(20,590,717)
Interest income	16,271	311
Interest expense	(106,422)	(3,739)
Other income (expense)	-	(1)
Total other income (expense)	12,327,299	(28,776,646)

Net income (loss) before provision for income taxes	9,194,630	(32,535,982)

Provision for income taxes	-	-

Net income (loss)	$9,194,630	$(32,535,982)

Weighted average number of shares of common stock outstanding, basic	3,001,784	1,585,049
Basic net income (loss) per share of common stock	$3.06	$(20.53)
Weighted average number of shares of common stock outstanding, diluted	3,023,585	1,585,049
Diluted net income (loss) per share of common stock	$3.04	$(20.53)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)
Shares issued from exercise of Series A Warrants	14,755	74	241,472	—	—	241,546
Conversion of convertible notes into common stock	67,895	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	—	(13,311)	13,311	—	—	—
Stock-based compensation	—	—	754,361	—	—	754,361
Net income (loss)	—	—	—	9,194,630	—	9,194,630
Balance at March 31, 2025	2,716,706	$272	$94,582,556	$(106,685,879)	$(80,241)	$(12,183,292)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(RESTATED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	$—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	1,396,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	120,093	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	119,245	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,769,719	—	—	2,769,719
Private Placement	102,667	513	8,931,484	—	—	8,931,997
Issuance costs in connection with the Private Placement	—	—	(262,064)	—	—	(262,064)
Stock-based compensation	—	—	1,359,000	—	—	1,359,000
Net loss	—	—	—	(32,535,982)	—	(32,535,982)
Balance at March 31, 2024	1,738,005	$8,689	$81,928,282	$(122,487,488)	$(80,241)	$(40,630,758)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Three Months Ended March 31,
	2025	2024 (Restated)

Cash Flows From Operating Activities:
Net income (loss)	$9,194,630	$(32,535,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	69,942	94,392
Stock based compensation	754,361	1,359,000
Equity compensation expense	671	—
Non-cash interest expense	90,450	—
Change in fair value of derivative liabilities	(12,417,450)	8,182,500
Issuance of common stock and warrants	—	20,590,717
Changes in operating assets and liabilities:
Accounts receivable	—	1,164
Other receivable	—	(115,000)
Prepaid expenses	(302,034)	(124,067)
Other current assets	(607,376)	(1,027,557)
Other non-current assets	—	(819,626)
Accounts payable and accrued expenses	867,249	2,353,747
Income taxes payable	(6,369)	—
Excise taxes	13,648	—
Net Cash Used In Operating Activities	(2,342,278)	(2,040,712)

Cash Flows From Investing Activities:
Capitalized patent costs	(40,156)	(91,348)
Net Cash Used In Investing Activities	(40,156)	(91,348)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	—	487,273
Cash received from NUBI Trust	—	25,160,047
Discount payment related to Non Redemption Agreement	—	(13,937,997)
Reimbursement of consideration shares related to the Forward Purchase Agreement	—	(2,193,800)
Reimbursement of Recycled Shares related to Forward Purchase Agreement	—	(80,241)
Transaction expenses in connection with the Merger	—	(8,948,009)
Inflow from Merger	—	17,555
Proceeds from convertible notes	—	527,500
Repayment of short-term notes	(42,671)	(424,277)
Proceeds from issuance of common stock and warrants in connection with the Private Placement	—	3,850,000
Proceeds from issuance of common stock from exercise of warrants	241,546	—
Issuance costs in connection with the Private Placement	—	(262,064)
Repayment of related party payable	—	(241,106)
Net Cash Provided By Financing Activities	198,875	3,954,881

Net change in cash	(2,183,559)	1,822,821

Cash at beginning of period	3,353,732	780
Cash at end of period	$1,170,173	$1,823,601

Supplemental disclosure
Cash paid for interest expense	$7,329	$77,795
Cash paid for federal income taxes	$6,369	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$414	$1,196
Convertible notes converted to common shares	$527,500	$—
Capitalized interest to principal balance of short-term note payable	$90,450	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$13,311	$—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024, was incorporated in Delaware on June 14, 2021 and is an advanced battery technology company focused on the development and commercialization of next-generation battery materials, components, and energy storage solutions. Solidion is headquartered in Dallas, TX, with research and development and manufacturing operations located in Dayton, OH.

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

In accordance with the Merger Agreement the Company issued to the HBC stockholders aggregate consideration of 1,400,000 shares of Solidion’s common stock, minus up to 4,000 Holdback Shares, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 450,000  shares of Solidion’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Solidion but subject to (and only to the extent that) the valuation of Solidion’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement, thresholds set forth below) (the “Earnout Arrangement”):

(i)	100,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $12.50 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)	150,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $15.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	200,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $25.00 per share (subject to any adjustment pursuant to the Merger Agreement).

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

As of March 31, 2025, none of the Earnout Shares had been earned by G3.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the three months ended March 31, 2025, the Company recorded a net income of $9,194,630, which included a gain of $12,417,450 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $2,342,278 and as of March 31, 2025, had cash and cash equivalents of $1,170,173. For the year ended December 31, 2024, the Company recorded a net loss of $25,929,003, which included a gain of $18,011,100 due to the change in the fair value of derivative liabilities and a $30,281,475 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732.

The Company expects to continue to incur net losses and net cash used in operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. As of the balance sheet date and up to the date that the financial statements were issued, the Company does not have availability under any debt agreements. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements were issued. In addition, the Company has received a notice from the Nasdaq related to their failure to maintain the minimum bid price requirement of $1 per share. In response, on May 12, 2025, the Company effectuated a 1-for-50 reverse split of its Common Stock in order to reach the Nasdaq minimum. The primary objective of the reverse stock split is to increase the per-share market price of the Company's common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq. Additionally, the Company has received notice from the Nasdaq due to the Company’s noncompliance with Nasdaq’s minimum Market Value of Listed Securities (“MVLS”) requirement and minimum Market Value of Publicly Held Shares (“MVPHS”) requirement. As of the date of this filing, the Company is not currently in compliance with the Nasdaq listing rules and if the Company does not regain compliance, the common stock of the Company could be delisted from the Nasdaq exchange.

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

NOTE 2 — CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the interim financial information as of and for the period ended September 30, 2024, the Company identified an error related to the accounting for issuance costs associated with convertible notes. Specifically, approximately $2.8 million of non-cash, non-operating stock-based expense related to bonus shares was inadvertently omitted and not reflected in the financial statements for the first quarter of 2024. See Note 10 Convertible Notes for more details.

As a result, the Company has revised its previously issued financial statements to reflect the correction of this material error, recording the issuance cost in issuance of common stock and warrants within non-operating losses. The revision had no impact on total stockholders’ equity or cash flows, but it did increase net loss and increase additional paid-in capital in the affected periods.

The revised quarterly financial information is included in this Quarterly Report on Form 10-Q in the tables that follow. The restatements will also be reflected in the comparative financial statements included in future filings of our 2024 unaudited condensed consolidated and combined financial statements within our 2025 Quarterly Reports on Form 10-Q.

All references to common stock, warrants, and restricted stock units, as well as related per-share amounts in these condensed consolidated and combined financial statements, have been retrospectively adjusted to reflect the 1-for-50 reverse stock split effected on May 12, 2025.

The impact of the restatement on the condensed consolidated and combined statement of operations for the three months ended March 31, 2024 is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Other Income (Expense)
Change in fair value of derivative liabilities	$(8,182,500)	$-	$(8,182,500)
Issuance of common stock and warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	311	-	311
Interest expense	(3,739)	-	(3,739)
Other income (expense)	(1)	-	(1)
Total other income (expense)	(26,006,927)	(2,769,719)	(28,776,646)

Net income (loss) before provision for income taxes	(29,766,263)	(2,769,719)	(32,535,982)

Provision for income taxes	-	-	-

Net income (loss)	$(29,766,263)	$(2,769,719)	$(32,535,982)

Weighted average number of shares of common stock outstanding, basic	1,563,968	21,081	1,585,049
Basic net income (loss) per share of common stock	$(19.03)	$(1.50)	$(20.53)
Weighted average number of shares of common stock outstanding, diluted	1,563,968	21,081	1,585,049
Diluted net income (loss) per share of common stock	$(19.03)	$(1.50)	$(20.53)

The impact of the restatement on the condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	$28,850,985	$(25,445,506)	$3,412,459
Convertible note – stock issuance loss	—	—	—
Net loss	—	(29,766,263)	(29,766,263)
Balance at March 31, 2024	$79,158,563	$(119,717,769)	$(40,630,758)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net loss	—	(2,769,719)	(2,769,719)
Balance at March 31, 2024	2,769,719	(2,769,719)	—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net loss	—	(32,535,982)	(32,535,982)
Balance at March 31, 2024	$81,928,282	$(122,487,488)	$(40,630,758)

The impact of the restatement on the condensed consolidated and combined statement of cash flows for the three months ended March 31, 2024 is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	$(29,766,263)	$(2,769,719)	$(32,535,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	94,392	—	94,392
Stock based compensation	1,359,000	—	1,359,000
Equity compensation expense	—	—	—
Non-cash interest expense	—	—	—
Change in fair value of derivative liabilities	8,182,500	—	8,182,500
Issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2025 and December 31, 2024, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of March 31, 2025 and December 31, 2024, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of March 31, 2025 and December 31, 2024, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2025 and for the year ended December 31, 2024.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $47,576 and $57,094 for the three months ended March 31, 2025 and 2024, respectively.

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

Net unissued and issued patents were $1,140,179 and $850,442 as of March 31, 2025, respectively; and $1,110,815 and $862,014 as of December 31, 2024, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense of patents was $22,366 and $37,298 for the three months ended March 31, 2025 and 2024, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $83,528 per year.

Leases

The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with an initial lease term of 12 months or less are not recorded on the condensed consolidated and combined balance sheet.

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the condensed consolidated and combined balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its condensed consolidated and combined balance sheets as of March 31, 2025 and 2024, respectively.

Foreign Operations

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

During prior reporting periods, the Company’s research and development facility in Taiwan — operating as an extension of the Dayton, Ohio R&D team and focused on silicon anode technology advancement — represented $5,400 and $18,290 of total assets and $43,991 and $22,053 of total liabilities as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company ceased research and development operations at its Taiwan location. The results of operations for this location were immaterial to the Company’s condensed consolidated and combined financial statements for all periods presented. No material exit or disposal costs were incurred in connection with the shutdown.

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

The number of shares of common stock initially reserved for issuance under the incentive plan will be [190,000]. Shares subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the incentive plan. The incentive plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the incentive plan on the first day of each fiscal year beginning with the 2024 fiscal year, equal to the least of (i) 190,000 shares of common stock, (ii) 5% of the total number of shares of common stock outstanding as of the last day of our immediately preceding fiscal year, or (iii) such lesser amount determined by the plan administrator.

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

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense for restricted stock units is measured based on the grant-date fair value of the awards and recognized as expense over the requisite service period, which is generally the vesting period. The Company has elected to use the accelerated attribution method, under which each vesting tranche of an award is treated as a separate award and expensed over its respective vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the grant date and adjusted prospectively, if necessary.

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

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their include would be anti-dilutive as of March 31, 2025 and 2024. As such, net loss per common stock is the same for basic and diluted loss per share for the three months ended March 31, 2024.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive:

March 31, 2024
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	205,333
Warrants - Series B	513,333
Stock-based compensation - equity awards	6,000
Forward Purchase Agreement - Additional Shares	160,771
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	1,571,037

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the three months ended March 31, 2025, as their inclusion would be dilutive.

March 31, 2025
Stock-based compensation - equity awards	21,801
Total common stock equivalents included in dilutive income per share	21,801

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 13.

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

The Company accounts for the outstanding Series A, Series B, Series C, and Series D warrants issued in connection with the March and August 2024 private placement financings (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Monte Carlo simulation model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a derivative liability on the condensed consolidated and combined balance sheets, and with changes in the fair value of the PIPE Warrants recorded as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated and combined statements of operations.

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

For issued or modified FPA that meets all of the criteria for equity classification, the FPA is required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified FPA that does not meet all of the criteria for equity classification, the FPA is required to be recorded at fair value on the date of issuance and revalued at each balance sheet date thereafter. The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the condensed consolidated and combined balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated and combined statements of operations.

Other Current Assets

The composition of other current assets was:

	March 31, 2025	December 31, 2024
Directors & officers insurance	607,376	-
Total other assets	607,376	-

Reverse Stock Split

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. As a result, each 50 shares of common stock issued and outstanding immediately prior to the reverse split were converted into one share of common stock. Additionally, this transaction resulted in a reclassification of $13,311 from common stock to additional paid-in capital during the period ended March 31, 2025. The reverse stock split did not change the total number of authorized shares or the par value of the common stock. The Company will pay cash to shareholders in lieu of issuing fractional shares.

In accordance with SEC Staff Accounting Bulletin Topic 4C, all share and per-share amounts in the accompanying condensed consolidated financial statements and notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Transaction Proceeds

Upon the Closing, the Company received net proceeds of $17,555 after deducting transaction costs. The following table reconciles the elements of the Merger to the condensed consolidated and combined statements of cash flows and the condensed consolidated and combined statements of changes in stockholders’ equity (deficit) for the period ended March 31, 2024:

Cash received from NUBI Trust	25,160,047
Less: discount payment related to Non Redemption Agreement	(13,937,997)
Less: reimbursement for consideration shares related to the FPA	(2,193,800)
Less: reimbursement for Recycled Shares related to the FPA	(80,241)
Less: transaction expenses paid in connection with the Merger	(8,948,009)
Net cash received from NUBI Trust	-
Add: cash from NUBI operating account	17,555
Add: prepaid expenses	165,407
Less: derivative liabilities	(20,889,950)
Less: other liabilities	(4,086,172)
Reverse recapitalization, net	(24,793,160)

The number of shares of common stock issued immediately following the consummation of the Merger were:

Nubia common stock, outstanding prior to the closing of the Merger	120,095
Shares issued to Nubia convertible noteholders	119,247
Predecessor HBC Shares	1,396,000
Common stock immediately after the closing of the Merger	1,635,342

The number of Predecessor HBC shares was determined as follows:

	Predecessor HBC Shares	Shares issued to shareholders of Predecessor HBC
Common stock	1,000	1,396,000

IPO warrants

In connection with Nubia’s initial public offering in 2022, 123,500 public warrants and 108,100 Private Warrants were issued, all of which remain outstanding and became warrants for the Common stock in the Company. The Company evaluated the IPO warrants and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the IPO warrants qualify for equity classification.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. See Note 6 for further discussion regarding Holdback Shares related to the G3 Tax Lien. As of the Merger closing and the three months ended March 31, 2025, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued as of March 31, 2025.

HBC Earnout Arrangement

As noted in Note 1, in connection with the Merger, HBC shareholders are entitled to up to 450,000 shares if certain post merger per share market prices are achieved. The Company evaluated the Earnout Arrangement and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the Earnout Arrangement qualifies for equity classification. As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Arrangement has been accounted for as an equity transaction as of the Closing Date of the Merger. The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Arrangement at the date of the merger, which included the following assumptions: stock price of $4.53, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

As of March 31, 2025, none of the Earnout Shares had been earned by G3.

NOTE 5 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted $0 and $487,273 for the three months ended March 31, 2025 and 2024, respectively.

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of March 31, 2025.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services and employees were $62,588 and $196,790, respectively for the three months ended March 31, 2025. There were $588 in amounts outstanding as of March 31, 2025.

Due to Related Party

During the merger closing process, G3 incurred certain transaction expenses that were due to be reimbursed by the Company after the Closing Date, as per the Business Combination Agreement. These expenses included legal, advisory and audit fees directly associated with facilitating the merger. The total amount due to G3 was $879,985 as of the Closing Date. During the year ended December 31, 2024, the Company repaid the $879,985 due to G3.

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

As of March 31, 2025 and December 31, 2024, amounts outstanding to G3 were $0, and amounts outstanding to Mach FM Corp were $87,873.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of March 31, 2025, the 4,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 4,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and the three months ended March 31, 2025, the G3 Tax Lien remained unsettled by G3 and as of March 31, 2025, the 4,000 holdback shares have not been issued.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated August 30, 2024 (the “Agreement”), between the Company and the purchasers of privately placed securities (the “Purchasers”), the Company was obligated, among other things, to file a registration statement to register the resale of such securities and to have the Securities and Exchange Commission declare the registration statement effective by certain deadlines specified in the Agreement. As of March 31, 2025, the Company had not met these deadlines. As a result, the Company recorded an expense within Selling, General, and Administrative Expenses on its consolidated and combined statements of operations of $160,000 during the three months ended March 31, 2025. The total liquidated damages are limited to approximately $400,000 plus interest calculated in accordance with the Agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, respectively, there were 2,716,706 and 2,633,956 shares of common stock issued and outstanding, respectively.

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

As part of the March Private Placement, the Company issued an aggregate of 102,667 units and pre-funded units (collectively, the “Units”) at a purchase price of $37.50 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock, (ii) two Series A warrants (“Series A Warrants”) each to purchase one share of Common Stock, and (iii) one Series B warrant (“Series B Warrants”) to purchase such number of shares of Common Stock as determined on the reset date, and in accordance with the terms therein.

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

As part of the August Private Placement, the Company issued an aggregate of 244,349 units and pre-funded units (collectively, the “Units”) at a purchase price of $16.37 per unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined below), and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

The Company accounts for the outstanding PIPE Warrants as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Monte Carlo simulation model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a Derivative liability on the condensed consolidated and combined balance sheets, and records changes in the fair value of the PIPE Warrants as a non-cash other income (expense) within Change in fair value of derivatives account on the Company’s condensed consolidated and combined statements of operations.

NOTE 8 — WARRANTS

IPO Warrants – Public Warrants

In connection with Nubia’s initial public offering in 2022, 123,500 public warrants were issued, entitling holders to purchase one share of common stock at an exercise price of $575.00 per share, subject to adjustment. Only whole warrants may be exercised. The warrants expire five years after the completion of the Company’s initial business combination, February 2, 2029.

The Company is not obligated to issue shares upon warrant exercise unless a registration statement covering the underlying shares is effective. If a registration statement is not effective, holders may exercise warrants on a cashless basis under certain conditions. The Company may redeem the warrants at $0.50 per warrant, with at least 30 days’ prior notice, if the common stock trades at or above $900.00 per share for 20 trading days within a 30-day period after the warrants become exercisable. Adjustments to the number of shares issuable upon exercise and the exercise price may occur in the event of stock splits, dividends, reorganizations, or similar events. Warrants do not provide voting rights or shareholder privileges until exercised. No fractional shares will be issued upon exercise.

The Company evaluated the public warrants and determined that it is a freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the IPO warrants qualify for equity classification.

IPO Warrants – Private Warrants

In connection with Nubia’s initial public offering in 2022, 108,100 Private Warrants were issued.

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

The fair value of the Series A and Series B Warrants as of March 31, 2025, was $689,500 and $0, respectively, resulting in a gain of $4,265,800 during the three months ended March 31, 2025. As of March 31, 2025, 289,613 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 404,605 common shares. As of March 31, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

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

The fair value of the Series C Warrants and Series D Warrants as of March 31, 2025 was $7,862,000 and $3,169,300, respectively, resulting in a gain of $2,881,950 during the three months ended March 31, 2025. There were no Series C Warrants and Series D Warrants exercised as of March 31, 2025.

NOTE 9 — FORWARD PURCHASE AGREEMENT, NON REDEMPTION AGREEMENT AND PRIVATE PLACEMENT FINANCING

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

The FPA provides for a prepayment shortfall equal to 0.50% of the product of Recycled Shares and the Initial Price. The Seller may conduct Shortfall Sales at its discretion to recover this shortfall without triggering early termination obligations. The Prepayment Amount payable to the Seller is calculated based on the number of shares purchased and the redemption price, less any prepayment shortfall, and is funded from the Counterparty’s Trust Account. Additionally, up to 4,000 shares may be purchased at the Initial Price.

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

On February 2, 2024, upon consummation of the Merger, NUBI made a payment to each Forward Purchase Investor in respect of their respective Recycled Shares. This payment totaled 147 shares and included a cash payment of $80,241 released from the trust account. The payment was calculated as an amount equal to (a) the number of Recycled Shares multiplied by the redemption price per share (the “Initial Price”) as defined in Section 9.2(b) of NUBI’s Certificate of Incorporation, effective as of March 10, 2023, as amended from time to time (the “Certificate of Incorporation”), less (b) the prepayment Shortfall. Additionally, on February 2, 2024, NUBI made a payment to Forward Purchase Investors of $2,193,800 from the trust account as reimbursement for the 147 consideration shares.

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 116,771 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 160,771. On June 11, 2024 the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 190,860. On August 29, 2024, the Additional Shares were issued to the Forward Purchase Investors.

The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The resulting fair value is recorded as a derivative liability on the consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivatives account on the Company’s consolidated and combined statements of operations.

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of March 31, 2025 and December 31, 2024. The model estimated the total present value of the Company’s proceeds at $7,838 and the total present value of the Company’s liability at $1,142,277, resulting in a net liability of approximately $1,134,400 as of March 31, 2025. As a result, the Company recognized a non-cash gain from the Change in fair value of derivatives of $5,269,700 for the three months ended March 31, 2025.

FPA amendment and resolution of lawsuit

On July 16, 2024, the Forward Purchase Investors brought a lawsuit against Solidion in Delaware Chancery Court seeking specific performance and monetary damages related to the FPA.

On August 29, 2024, the Company and the Seller entered into an amendment (the “Amendment”) to the FPA. The Amendment includes modifications to several terms, including:

●	Prepayment Shortfall: Expanded to allow the Company to request additional funds in increments of $500,000, subject to specified conditions.

●	Prepayment Shortfall Consideration: Seller may now sell Additional Shares and Recycled Shares at any price, without an Early Termination Obligation, until sale proceeds reach 120% of the Prepayment Shortfall.

●	Shortfall Sales: The Company agrees not to issue or sell additional shares or convertible securities without Seller’s consent until specific conditions are met.

●	Shortfall Variance: If a shortfall occurs, the Company must either pay the Shortfall Variance in cash or issue additional shares to the Seller.

●	Share Consideration: Seller is entitled to designate 57,000 common shares as (“Share Consideration”)

●	VWAP Trigger Event: Defined as occurring if the VWAP Price falls below $100.00 per share for 10 trading days within a 30-day period.

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

Further, the Amendment restricts the Seller from selling more than 10% of the daily trading volume of the Company’s common stock until 30 days after the effectiveness of the resale registration statement, except on days when trading volume exceeds 140,000 shares.

Finally, concurrently with the execution of the Amendment, the Company and the Seller agreed to sign and cause to be filed a joint stipulation for dismissal with prejudice of the Action (as defined below) (the “Stipulation”). The Stipulation provides that the Company issue 247,860 Solidion common shares, consisting of the Additional shares of 190,860 and the Share Consideration of 57,000 shares to the Seller within five business days of the entry of the Stipulation. In consideration for the Stipulation, the Company agreed to pay Seller’s reasonable and documented attorney’s fees related to this Action in an amount up to $65,000. “Action” means (i) the Complaint for Specific Performance and Money Damages filed July 16, 2024 thereby initiating Case No. 2024-0752-LWW Meteora Capital Partners, LP v. Solidion Technology, Inc. in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) and (ii) the Motion for Default Judgment filed by Seller related to such complaint on August 13, 2024. On September 9, 2024, the Company and the Seller filed the Stipulation in Delaware Chancery Court.

On August 29, 2024, the Company issued 247,860 Meteora Shares of its common stock to the Forward Purchase Investors.

The Company recorded an expense within Selling, General, and Administrative expenses on the Company’s condensed consolidated and combined statements of operations of $1,026,000 based on the stock price on the date of the amendment during the three months ended September 30, 2024 for the Consideration Shares of 57,000 Solidion common shares issued in connection with the forbearance and FPA amendment.

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

On February 2, 2024, upon the consummation of the Merger, NUBI paid each Backstop Investor a cash discount payment from the proceeds remaining in trust account for their respective Backstop Shares as part of the Non-Redemption Agreement. The discount payment amount was calculated as the product of (x) the number of Backstop Shares and (y) the Redemption Price, less $200.00. The total number of Backstop Shares was 40,000, and the adjusted Redemption Price was $548.50 per share. In total, $13,937,998 was released from the trust account and paid to the Backstop Investors.

NOTE 10 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued convertible notes of $527,500 to meet our working capital requirements. At various dates during September and October 2024, the Company and three separate investors amended their respective convertible notes, resulting in a total of approximately an additional 2,707 common shares due upon conversion. As of December 31, 2024, there were five separate outstanding convertible notes, which are convertible into an aggregate of approximately 70,000 common shares. The outstanding balance on convertible notes was $527,500 as of December 31, 2024.

During the three months ended March 31, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 67,896 shares of common stock. As of March 31, 2025, convertible notes representing 1,800 shares remained outstanding and subject to conversion.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of March 31, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the Promissory Note is accruing interest at the default rate of 24% per annum. The Company is in the process of negotiating an amendment to the terms of the Promissory Note. The outstanding balance of the Promissory Note amounted to $1,283,335 as of March 31, 2025 and December 31, 2024.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024.

On November 12, 2024, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $694,061, which includes unpaid interest expense of $24,061 from earlier periods, an increase in the interest rate to 10% per annum, an upfront payment of $40,000 made at signing, and a requirement for minimum monthly payments of $25,000. Additionally, the maturity date has been extended to May 31, 2025. As of March 31, 2025, the outstanding balance of the Promissory Note was $595,259.

The outstanding balance of Short-term Notes Payable amounted to $1,875,290 and $1,917,962 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three months ended March 31, 2025, and pre-tax losses for the three months ended March 31, 2024 due to a full valuation allowance to offset any deferred tax assets.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the period ended March 31, 2025, the Company granted unrestricted common shares to certain in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $121,410 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations.

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

Restricted Stock Units and Stock Options

During the three months ended March 31, 2025, the Company granted restricted stock units to certain executives and management in connection with the terms of their individual employment agreements. The Company recognized the amount of $168,775 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations. There were no stock options granted or outstanding during the period ended March 31, 2025.

There were no restricted stock units or stock options granted during the period ended March 31, 2024. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended March 31, 2024.

Warrants

During the three months ended March 31, 2025, the Company granted 12,000 at-the-money warrants to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant, and accordingly, the Company recognized the full fair value of $186,000 as stock-based compensation expense during the period. This expense is included in Research and Development expenses in the Company’s condensed consolidated and combined statements of operations. The warrants have an exercise price equal to the fair market value of the Company’s common stock on the grant date, vest immediately, and expire on February 2, 2029.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $278,176 and $0 of expense related to these awards for the periods ended March 31, 2025 and 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated and combined statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through March 31, 2025, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

NOTE 13 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2025	2024
Derivative Liabilities:
Forward purchase agreement	3	$1,134,400	$6,404,100
Warrants – Series A	3	$689,500	$4,955,300
Warrants – Series C and D	3	$11,031,300	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at March 31, 2025 and December 31, 2024 was calculated using the following range of weighted average assumptions:

	March 31,	December 31,
	2025	2024
Risk-free interest rate	3.91%	4.25%
Stock price	$6.00	$35.00
Expected life	1.8 years	2.1 years
Expected volatility of underlying stock	125.0%	105.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $7,838 and the total present value of the Company’s liability at approximately $1,142,277, resulting in a net liability of approximately $1,134,400 as of March 31, 2025. This resulted in a non-cash gain from the change in fair value of derivatives of approximately $5,269,700 for the three months ended March 31, 2025.

Warrants – Series A and B

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants and Series B Warrants at the date of issuance (March 15, 2024), which included the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$87.00	$87.00
Risk free rate	4.2%	4.2%
Expected volatility	82.5%	82.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$37.50	$0.01

The total fair value of the Series A Warrants and Series B Warrants measured at issuance was $12,656,550 and $82,450, respectively.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at March 31, 2025, which included the following assumptions:

Series A Warrants
Expected term	4.7 years
Stock price	$6.00
Risk free rate	4.0%
Expected volatility	120.0%
Expected dividend rate	$0.00
Exercise Price	$16.37

The fair value of the Series A and Series B Warrants as of March 31, 2025, was $689,500 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain from the change in fair value of derivatives of $4,265,800 for the three months ended March 31, 2025, respectively. As of March 31, 2025, investors received 289,613 and 114,992 common shares from exercise of Series A and Series B warrants, respectively. As of March 31, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

Warrants – Series C and D

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at the date of issuance on August 30, 2024, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term	5.6 years	5.6 years
Stock price	$16.00	$16.00
Risk free rate	3.7%	3.7%
Expected volatility	105.0%	105.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$16.37	$0.0050

The total fair value of the Series C Warrants and Series D Warrants measured at issuance was $8,114,650 and $1,540,150, respectively.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at March 31, 2025, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$6.00	$6.00
Risk free rate	4.0%	4.0%
Expected volatility	120.0%	120.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$16.37	$0.0050

The fair value of the Series C Warrants and Series D Warrants as of March 31, 2025, was $7,862,000 and $3,169,300, respectively. This resulted in a non-cash gain from the change in fair value of derivatives and issuance of warrants of $2,881,950 for the three months ended March 31, 2025. As of March 31, 2025, investors have not exercised any Series C and Series D warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2024	$6,404,100
Change in fair value	(5,269,700)
Balance, March 31, 2025	1,134,400

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2024	$4,955,300
Change in fair value	(4,265,800)
Balance, March 31, 2025	689,500

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2024	$13,913,250
Change in fair value	(2,881,950)
Balance, March 31, 2025	11,031,300

HBC earnout shares

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the Merger, which included the following assumptions: stock price of $226.50, risk free rate of 3.98%, volatility of 85%, dividends yield of 0% and duration of 4 years.

Stock-based compensation – Awards with Market-Based Conditions

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the awards with market-based conditions at the date of the Merger, which included the following assumptions: stock price of $226.50, risk free rate of 3.9%, volatility of 72.5%, dividends yield of 0% and duration of 6 years.

NOTE 14 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Reverse Stock Split

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its outstanding common stock. This corporate action was completed after the balance sheet date but prior to the issuance of these condensed consolidated and combined financial statements.

Pursuant to SAB Topic 4C, the reverse stock split has been reflected on a retroactive basis in the financial statements as of and for the periods ended March 31, 2025 and 2024, and December 31, 2024.

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

As part of the March Private Placement, the Company issued an aggregate of 102,667 units and pre-funded units (collectively, the “Units”) at a purchase price of $37.50 per unit (less $0.0050 per pre-funded unit). Each Unit consists of (i) one share of Solidion Common Stock, (ii) two Series A warrants (“Series A Warrants”) each to purchase one share of Common Stock, and (iii) one Series B warrant (“Series B Warrants”) to purchase such number of shares of Common Stock as determined on the reset date, and in accordance with the terms therein.

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $17.39. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 442,834 shares and 114,992 shares, respectively. As of March 31, 2025, investors had exercised 289,613 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 404,605 common shares. As of March 31, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

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

As part of the August Private Placement, the Company issued an aggregate of 244,349 units and pre-funded units (collectively, the “Units”) at a purchase price of $16.37 per unit. Each Unit consists of (i) one share of common stock, par value $0.0050 per share of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”)), (ii) two Series C warrants each to purchase one share of Common Stock (the “Series C Warrant”) and (iii) one Series D warrant to purchase such number of shares of Common Stock as determined on the Reset Date (as defined in Note 10) and in accordance with the terms therein (the “Series D Warrant” and together with the Pre-Funded Warrant and the Series C Warrant, the “Warrants”).

As of March 31, 2025, investors have not exercised any Series C and Series D warrants.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
	2025	2024

Net sales	$-	$-
Cost of goods sold	-	-
Operating expenses	3,132,669	3,759,336
Total other income (expense)	12,327,299	(28,776,646)
Net income (loss)	$9,194,630	$(32,535,982)

Operating Expenses

Operating expenses decreased by $626,667 for the three months ended March 31, 2025. This decrease was primarily driven by lower Selling, General and Administrative expenses, including reductions in professional fees, stock-based compensation, insurance costs, and other administrative expenses associated with the Company’s operations as a public entity beginning February 2, 2024.

Other Income (expense)

Other income increased by $41,103,945 for the three months ended March 31, 2025. This increase was largely driven by a gain of $12,417,450 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March and August private placement financing. Additionally, there was interest expense of $106,422 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating Activities	(2,342,278)	(2,040,712)
Investing Activities	(40,156)	(91,348)
Financing Activities	198,875	3,954,881
Net increase (decrease) in cash	(2,183,559)	1,822,821

Net Cash used in Operating Activities

For the three months ended March 31, 2025, cash used in operating activities was $2,342,278. This primarily resulted from net income of $9,194,630, which included non-cash gain of $12,417,450 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $11,502,027. Additionally, changes in operating assets and liabilities used $34,881 of cash from operating activities, driven primarily by a $607,376 increase in other current assets. The increase in other current assets was due to the financing arraignment associated with the directors and officers insurance policy.

For the three months ended March 31, 2024, cash used in operating activities was $2,040,712. This primarily resulted from a net loss of $32,535,982, which included significant non-cash losses, driven by a loss of $8,182,500 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $20,590,717 from the issuance of common stock and warrants related to the convertible note and private placement financing activity. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization and stock-based compensation, totaling $30,226,609. Additionally, changes in operating assets and liabilities provided $268,661 of cash from operating activities.

Net Cash used in Investing Activities

For the three months ended March 31, 2025, the Company used cash of $40,156 in investing activities consisting of capitalized patent costs.

For the three months ended March 31, 2024, the Company used cash of $91,348 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the three months ended March 31, 2025, the Company generated cash of $198,875 from financing activities. The Company received proceeds from warrant exercises of $241,546. These increases were offset by repayment of short-term notes of $42,671.

For the three months ended March 31, 2024, the Company generated cash of $3,954,881 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $3,850,000 and 527,500, respectively. These increases were offset by repayment of short-term notes and repayment of related party advances of $424,277 and $241,106, respectively.

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

As of March 31, 2025, we had an accumulated deficit of $106,685,879. Additionally, $1,400,717 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. During the three months ended March 31, 2025, we incurred losses from operations totaling $3,132,669 and net cash used in operating activities of $2,342,278. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At March 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. There were no changes to the Company’s critical accounting estimates from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. Please see Note 13 Fair Value Measurements to the financial statements for the significant assumptions and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding these material weaknesses, our management concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2025, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. [EXHIBITS]

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.1	Employment Agreement, dated as of February 10, 2025, between Solidion Technology, Inc. and Bor Jang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2025)
10.2	Employment Agreement, dated as of February 10, 2025, between Solidion Technology, Inc. and Songhai Chai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: May 20, 2025	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: May 20, 2025	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)