Form 10-Q
period 2025-06-30
Solidion Technology Inc.
filed 2025-08-19
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 2,774,305 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$114,652	$3,353,732
Accounts receivable	5,111	999
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	346,237	206,784
Other current assets	431,608	-
Total Current Assets	1,224,538	3,888,445

Property and Equipment, net of depreciation	2,117,196	2,094,536
Patents, net of amortization	1,993,268	1,972,830
Total Assets	$5,335,002	$7,955,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,457,424	$2,135,586
Income taxes payable	-	6,369
Excise tax payable	937,167	909,871
Derivative liabilities	10,810,700	25,272,650
Due to related party	87,873	87,873
Convertible notes	-	527,500
Short-term notes payable	1,875,290	1,917,962
Total Liabilities	17,168,454	30,857,811

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,716,794 and 2,633,956 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	272	13,169
Additional paid-in capital	94,785,605	93,045,581
Stock subscription receivable	(80,241)	(80,241)
Accumulated deficit	(106,539,088)	(115,880,509)
Total Stockholders’ Equity (Deficit)	(11,833,452)	(22,902,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,335,002	$7,955,811

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024 (Restated)
Net sales	$4,000	-	$4,000	-
Cost of goods sold	2,327	-	2,327	-
Gross profit	1,673	-	1,673	-

Operating Expenses
Research and development	399,542	400,658	1,752,592	1,129,772
Selling, general and administrative	1,389,255	2,532,651	3,168,874	5,562,873
Total operating expenses	1,788,797	2,933,309	4,921,466	6,692,645

Operating loss	(1,787,124)	(2,933,309)	(4,919,793)	(6,692,645)

Other Income (Expense)
Change in fair value of derivative liabilities	2,044,500	24,966,700	14,461,950	16,784,200
Issuance of common stock and warrants	-	-	-	(20,590,717)
Interest income	1,886	171	18,157	482
Interest expense	(112,471)	(19,184)	(218,893)	(22,923)
Other income (expense)	-	4,038	-	4,037
Total other income (expense)	1,933,915	24,951,725	14,261,214	(3,824,921)

Net income (loss) before provision for income taxes	146,791	22,018,416	9,341,421	(10,517,566)

Provision for income taxes	-	-	-	-

Net Income (loss)	$146,791	$22,018,416	$9,341,421	$(10,517,566)

Weighted average number of shares of common stock outstanding, basic	3,002,802	1,805,261	3,002,295	1,695,155
Basic net income (loss) per share of common stock	$0.05	$12.20	$3.11	$(6.20)
Weighted average number of shares of common stock outstanding, diluted	3,197,385	1,923,190	3,484,059	1,695,155
Diluted net income (loss) per share of common stock	$0.05	$11.45	$2.68	$(6.20)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)
Shares issued from exercise of Series A Warrants	14,755	74	241,472	—	—	241,546
Conversion of convertible notes into common stock	67,895	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	—	(13,311)	13,311	—	—	—
Stock-based compensation	—	—	754,361	—	—	754,361
Net income (loss)	—	—	—	9,194,630	—	9,194,630
Balance at March 31, 2025	2,716,706	$272	$94,582,556	$(106,685,879)	$(80,241)	$(12,183,292)
Conversion of convertible notes into common stock	200	—	—	—	—	—
Reverse stock split	(112)	—	(460)	—	—	(460)
Stock-based compensation	—	—	203,509	—	—	203,509
Net income (loss)	—	—	—	146,791	—	146,791
Balance at June 30, 2025	2,716,794	$272	$94,785,605	$(106,539,088)	$(80,241)	$(11,833,452)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(RESTATED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	$—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	1,396,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	120,093	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	119,245	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,769,719	—	—	2,769,719
Private Placement	102,667	513	8,931,484	—	—	8,931,997
Issuance costs in connection with the Private Placement	—	—	(262,064)	—	—	(262,064)
Stock-based compensation	—	—	1,359,000	—	—	1,359,000
Net loss	—	—	—	(32,535,982)	—	(32,535,982)
Balance at March 31, 2024	1,738,005	$8,689	$81,928,282	$(122,487,488)	$(80,241)	$(40,630,758)
Shares issued from exercise of Series B Warrants	3,999	20	14	—	—	34
Stock-based compensation	—	—	451,662	—	—	451,662
Net loss	—	—	—	22,018,416	—	22,018,416
Balance at June 30, 2024	1,742,004	$8,709	$82,379,958	$(100,469,072)	$(80,241)	$(18,160,646)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Six Months Ended June 30,
	2025	2024 (Restated)

Cash Flows From Operating Activities:
Net income (loss)	$9,341,421	$(10,517,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138,400	197,303
Stock based compensation	957,869	1,810,662
Equity compensation expense	671	—
Non-cash interest expense	202,920	—
Change in fair value of derivative liabilities	(14,461,950)	(16,784,200)
Issuance of common stock and warrants	—	20,590,717
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	1,164
Other receivable	—	(115,000)
Inventory	—	(1,700)
Prepaid expenses	(139,453)	(57,418)
Other current assets	(431,608)	(777,135)
Other non-current assets	—	(778,167)
Accounts payable and accrued expenses	1,118,918	2,889,968
Income taxes payable	(6,369)	—
Excise taxes	27,296	—
Net Cash Used In Operating Activities	(3,255,997)	(3,541,372)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,812)	—
Capitalized patent costs	(63,686)	(157,834)
Net Cash Used In Investing Activities	(181,498)	(157,834)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	—	487,273
Cash received from NUBI Trust	—	25,160,047
Discount payment related to Non Redemption Agreement	—	(13,937,997)
Reimbursement of consideration shares related to the Forward Purchase Agreement	—	(2,193,800)
Reimbursement of Recycled Shares related to Forward Purchase Agreement	—	(80,241)
Transaction expenses in connection with the Merger	—	(8,948,009)
Inflow from Merger	—	17,555
Proceeds from convertible notes	—	527,500
Proceeds from short-term notes	—	670,000
Repayment of short-term notes	(42,671)	(424,277)
Proceeds from issuance of common stock and warrants in connection with the Private Placement	—	3,850,000
Proceeds from issuance of common stock from exercise of warrants	241,546	34
Issuance costs in connection with the Private Placement	—	(262,064)
Repayment of related party payable	—	(911,091)
Cash used to settle fractional shares	(460)	—
Net Cash Provided By Financing Activities	198,415	3,954,930

Net change in cash	(3,239,080)	255,724

Cash at beginning of period	3,353,732	780
Cash at end of period	$114,652	$256,504

Supplemental disclosure
Cash paid for interest expense	$7,329	$89,012
Cash paid for federal income taxes	$6,369	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$414	$1,216
Convertible notes converted to common shares	$527,500	$—
Capitalized interest to principal balance of short-term note payable	$202,920	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$13,311	$—

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

As of June 30, 2025, none of the Earnout Shares had been earned by G3.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the six months ended June 30, 2025, the Company recorded a net income of $9,341,421, which included a gain of $14,461,950 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $3,255,997 and as of June 30, 2025, had cash and cash equivalents of $114,652. For the year ended December 31, 2024, the Company recorded a net loss of $25,929,003, which included a gain of $18,011,100 due to the change in the fair value of derivative liabilities and a $30,281,475 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732.

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

In addition, the Company has received a notice from the Nasdaq related to their failure to maintain the minimum bid price requirement of $1 per share. In response, on May 12, 2025, the Company effectuated a 1-for-50 reverse split of its Common Stock in order to reach the Nasdaq minimum. The primary objective of the reverse stock split is to increase the per-share market price of the Company's common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq. Additionally, on April, 16, 2025, the Company received notice from the Nasdaq due to the Company’s noncompliance with Nasdaq’s minimum Market Value of Listed Securities (“MVLS”) requirement and minimum Market Value of Publicly Held Shares (“MVPHS”) requirement. The Company has a compliance period of 180 calendar days, or until October 13, 2025, to regain compliance with the MVPHS requirement.

On July 7, 2025, the Company received notice from Nasdaq that it has regained compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”).

As of the date of this filing, the Company is not currently in compliance with the Nasdaq’s MVLS listing rules and if the Company does not regain compliance, the common stock of the Company could be delisted from the Nasdaq exchange.

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

The impact of the restatement on the condensed consolidated and combined statement of operations for the six months ended June 30, 2024 is as follows:

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$16,784,200	$-	$16,784,200
Issuance of Common Stock and Warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	482	-	482
Interest expense	(22,923)	-	(22,923)
Other income (expense)	4,037	-	4,037
Total other expense	(1,055,202)	(2,769,719)	(3,824,921)

Net loss before income tax provision	(7,747,847)	(2,769,719)	(10,517,566)

Income tax provision	-	-	-

Net loss	$(7,747,847)	$(2,769,719)	$(10,517,566)

Weighted average shares outstanding, basic and diluted	1,651,120	44,035	1,695,155

Basic and diluted net loss per share	$(4.69)	$(1.51)	$(6.20)

The impact of the restatement on the condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024 (Unaudited)
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	$28,850,985	$(25,445,506)	$3,412,459
Convertible note – stock issuance loss	—	—	—
Net Loss	—	(7,747,847)	(7,747,847)
Balance at June 30, 2024	79,610,239	(97,699,353)	(18,160,646)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	$2,769,719	$—	$2,769,719
Net Loss	—	(2,769,719)	(2,769,719)
Balance at June 30, 2024	$2,769,719	$(2,769,719)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	$28,850,985	$(25,445,506)	$3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(10,517,566)	(10,517,566)
Balance at June 30, 2024	$82,379,958	$(100,469,072)	$(18,160,646)

The impact of the restatement on the condensed consolidated and combined statement of cash flows for the six months ended June 30, 2024 is as follows:

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	$(7,747,847)	$(2,769,719)	$(10,517,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	197,303	-	197,303
Stock-based compensation	1,810,662	-	1,810,662
Change in fair value of derivative liabilities	(16,784,200)	-	(16,784,200)
Loss on issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2025 and December 31, 2024, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of June 30, 2025 and December 31, 2024, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of June 30, 2025 and December 31, 2024, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2025 and for the year ended December 31, 2024.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $47,576, $95,152, $68,416 and $125,510 for the three and six months ended June 30, 2025 and 2024, respectively.

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

Net unissued and issued patents were $1,153,709 and $839,560 as of June 30, 2025, respectively; and $1,110,815 and $862,014 as of December 31, 2024, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2025 and 2024, respectively.

Amortization expense of patents was $20,882, $43,248, $34,495 and $71,793 for the three and six months ended June 30, 2025 and 2024, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $83,528 per year.

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

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the condensed consolidated and combined balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its condensed consolidated and combined balance sheets as of June 30, 2025 and 2024, respectively.

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

During prior reporting periods, the Company’s research and development facility in Taiwan — operating as an extension of the Dayton, Ohio R&D team and focused on silicon anode technology advancement — represented $5,400 and $18,290 of total assets and $20,000 and $22,053 of total liabilities as of June 30, 2025 and December 31, 2024, respectively.

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

The number of shares of common stock initially reserved for issuance under the incentive plan is 190,000. Shares subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the incentive plan. The incentive plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the incentive plan on the first day of each fiscal year beginning with the 2024 fiscal year, equal to the least of (i) 190,000 shares of common stock, (ii) 5% of the total number of shares of common stock outstanding as of the last day of our immediately preceding fiscal year, or (iii) such lesser amount determined by the plan administrator.

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

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of June 30, 2025 and 2024. As such, net loss per common stock is the same for basic and diluted loss per share for the six months ended June 30, 2024.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share for the six months ended June 30, 2024 as their inclusion would be anti-dilutive:

June 30, 2024
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	442,834
Warrants - Series B	110,993
Stock-based compensation - equity awards	6,000
Forward Purchase Agreement - Additional Shares	160,771
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	1,406,198

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the three months ended June 30, 2024, as their inclusion would be dilutive.

June 30, 2024
Warrants - Series B	110,993
Stock-based compensation - equity awards	6,000
Convertible notes	67,925
Total common stock equivalents included in dilutive income per share	184,918

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the three months ended June 30, 2025, as their inclusion would be dilutive.

June 30, 2025
Warrants - Series A	42,975
Warrants - Series C	119,472
Stock-based compensation - equity awards	32,136
Total common stock equivalents included in dilutive income per share	194,583

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the six months ended June 30, 2025, as their inclusion would be dilutive.

June 30, 2025
Warrants - Series A	109,007
Warrants - Series C	340,620
Stock-based compensation - equity awards	32,136
Total common stock equivalents included in dilutive income per share	481,763

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

Other Current Assets

The composition of other current assets was:

	June 30, 2025	December 31, 2024
Directors & officers insurance	431,608	-
Total other assets	431,608	-

Reverse Stock Split

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. As a result, each 50 shares of common stock issued and outstanding immediately prior to the reverse split were converted into one share of common stock. Additionally, this transaction resulted in a reclassification of $13,311 from common stock to additional paid-in capital during the period ended March 31, 2025. The reverse stock split did not change the total number of authorized shares or the par value of the common stock. During the three month period ended June 30, 2025, the Company paid cash of approximately $460 to shareholders in lieu of issuing fractional shares.

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

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. See Note 6 for further discussion regarding Holdback Shares related to the G3 Tax Lien. As of the Merger closing and the three months ended June 30, 2025, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued as of June 30, 2025.

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

As of June 30, 2025, none of the Earnout Shares had been earned by G3.

NOTE 5 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted to $0 and $487,273 during the three and six months ended March 31, 2024, respectively. No capital contributions were made during the corresponding periods in 2025.

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of June 30, 2025 and December 31, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $60,692, $123,280, $45,269 and $76,521, respectively for the three and six months ended June 30, 2025 and 2024. Expenses incurred related to the SSA employees were $81,311, $278,101, $220,516 and $310,435, respectively for the three and six months ended June 30, 2025 and 2024. There were $49,189 and $10,000 in amounts outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, amounts outstanding to G3 were $0, and amounts outstanding to Mach FM Corp were $87,873.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of June 30, 2025, the 4,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 4,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business, including proceedings related to the Company’s obligation to register shares for public offering. The Company accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,080,000 as of June 2025.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and through June 30, 2025, the G3 Tax Lien remained unsettled by G3 and as of June 30, 2025, the 4,000 holdback shares have not been issued.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated August 30, 2024 (the “Agreement”), between the Company and the purchasers of privately placed securities (the “Purchasers”), the Company was obligated, among other things, to file a registration statement to register the resale of such securities and to have the Securities and Exchange Commission declare the registration statement effective by certain deadlines specified in the Agreement. As of June 30, 2025, the Company had not met these deadlines. As a result, the Company recorded an expense within Selling, General, and Administrative Expenses on its consolidated and combined statements of operations of $0 and $160,000 during the three and six months ended June 30, 2025. The total liquidated damages are limited to approximately $400,000 plus interest calculated in accordance with the Agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, respectively, there were 2,716,794 and 2,633,956 shares of common stock issued and outstanding, respectively.

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

The fair value of the Series A and Series B Warrants as of June 30, 2025, was $527,100 and $0, respectively. The Company recorded non-cash gains from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $162,400 and $4,428,200 for the three and six months ended June 30, 2025, respectively, compared to $9,141,900 and $710,050 for the three and six months ended June 30, 2024. As of June 30, 2025, 289,613 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 404,605 common shares. As of June 30, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

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

The fair value of the Series C Warrants and Series D Warrants as of June 30, 2025 was $7,037,100 and $2,493,900, respectively, resulting in a gain of $1,500,300 and $4,382,250 during the three and six months ended June 30, 2025, respectively. There were no Series C Warrants and Series D Warrants exercised as of June 30, 2025.

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

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of June 30, 2025 and December 31, 2024. The model estimated the total present value of the Company’s proceeds at $2,811 and the total present value of the Company’s liability at $755,425, resulting in a net liability of approximately $752,600 as of June 30, 2025. As a result, the Company recognized non-cash gains from changes in the fair value of derivatives of $381,800 and $5,651,500 for the three and six months ended June 30, 2025, respectively, compared to $15,824,800 and $16,074,150 for the three and six months ended June 30, 2024.

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

During the six months ended June 30, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 68,095 shares of common stock. As of June 30, 2025, convertible notes representing 1,600 shares remained outstanding and subject to conversion.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of June 30, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the Promissory Note is accruing interest at the default rate of 24% per annum. The Company is in the process of negotiating an amendment to the terms of the Promissory Note. The outstanding balance of the Promissory Note amounted to $1,283,335 as of June 30, 2025 and December 31, 2024.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024.

On November 12, 2024, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $694,061, which includes unpaid interest expense of $24,061 from earlier periods, an increase in the interest rate to 10% per annum, an upfront payment of $40,000 made at signing, and a requirement for minimum monthly payments of $25,000. Additionally, the maturity date has been extended to May 31, 2025. As of June 30, 2025, the outstanding balance of the Promissory Note was $595,259.

The outstanding balance of Short-term Notes Payable amounted to $1,875,290 and $1,917,962 as of June 30, 2025 and December 31, 2024, respectively.

On August 4, 2025, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $621,732, which includes unpaid interest expense from earlier periods, an interest rate to 10% per annum and the maturity date has been extended to December 31, 2025.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three and six months ended June 30, 2025 and three months ended June 30, 2024, and pre-tax losses for the six months ended June 30, 2024 due to a full valuation allowance to offset any deferred tax assets.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the six months ended June 30, 2025, the Company granted unrestricted common shares to certain in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $0 and $121,410 for the three and six months ended June 30, 2025, respectively. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations.

During the three and six months ended June 30, 2024, the Company granted no unrestricted common shares and 300,000 unrestricted common shares, respectively, to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $0 and $1,359,000 for the three and six months ended June 30, 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed, consolidated and combined statements of operations.

Restricted Stock Units and Stock Options

During the six months ended June 30, 2025, the Company granted restricted stock units to certain executives and management in connection with the terms of their individual employment agreements. The Company recognized the amount of $111,334 and $280,108 for the three and six months ended June 30, 2025, respectively. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations. There were no stock options granted or outstanding during the period ended June 30, 2025.

There were no restricted stock units or stock options granted during the three and six months ended June 30, 2024. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended June 30, 2024.

Warrants

During the three and six months ended June 30, 2025, the Company granted 0 and 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

There were no warrants granted during the three and six months ended June 30, 2024. Additionally, there were no warrants outstanding at either the beginning or the end of the periods ended June 30, 2024.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $30 to $300 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $278,176, $556,352, $451,662 and $451,662 of expense related to these awards for the three and six months ended June 30, 2025 and 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated and combined statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through June 30, 2025, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2025	2024
Derivative Liabilities:
Forward purchase agreement	3	$752,600	$6,404,100
Warrants – Series A	3	$527,100	$4,955,300
Warrants – Series C and D	3	$9,531,000	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at June 30, 2025 and December 31, 2024 was calculated using the following range of weighted average assumptions:

	June 30,	December 31,
	2025	2024
Risk-free interest rate	3.82%	4.25%
Stock price	$3.94	$35.00
Expected life	1.6 years	2.1 years
Expected volatility of underlying stock	150.0%	105.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $2,811 and the total present value of the Company’s liability at approximately $755,425, resulting in a net liability of approximately $752,600 as of June 30, 2025. As a result, the Company recognized non-cash gains from changes in the fair value of derivatives of $381,800 and $5,651,500 for the three and six months ended June 30, 2025, respectively, compared to $15,824,800 and $16,074,150 for the three and six months ended June 30, 2024.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at June 30, 2025, which included the following assumptions:

Series A Warrants
Expected term	4.4 years
Stock price	$3.94
Risk free rate	3.9%
Expected volatility	135.0%
Expected dividend rate	$0.00
Exercise Price	$3.10

The fair value of the Series A and Series B Warrants as of June 30, 2025, was $527,100 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. The Company recorded non-cash gains from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $162,400 and $4,428,200 for the three and six months ended June 30, 2025, respectively, compared to $9,141,900 and $710,050 for the three and six months ended June 30, 2024. As of June 30, 2025, investors received 289,613 and 114,992 common shares from exercise of Series A and Series B warrants, respectively. As of June 30, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at June 30, 2025, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.7 years	5.7 years
Stock price	$3.94	$3.94
Risk free rate	3.9%	3.9%
Expected volatility	135.0%	135.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$3.25	$0.0050

The fair value of the Series C Warrants and Series D Warrants as of June 30, 2025, was $7,037,100 and $2,493,900, respectively. This resulted in non-cash gains from the change in fair value of derivatives of $1,500,300 and $4,382,250, for the three and six months ended June 30, 2025. As of June 30, 2025, investors have not exercised any Series C and Series D warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2024	$6,404,100
Change in fair value	(5,269,700)
Balance, March 31, 2025	1,134,400
Change in fair value	(381,800)
Balance, June 30, 2025	752,600

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2024	$4,955,300
Change in fair value	(4,265,800)
Balance, March 31, 2025	689,500
Change in fair value	(162,400)
Balance, June 30, 2025	527,100

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2024	$13,913,250
Change in fair value	(2,881,950)
Balance, March 31, 2025	11,031,300
Change in fair value	(1,500,300)
Balance, June 30, 2025	9,531,000

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

Benesch Note

On August 4, 2025, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $621,732, which includes unpaid interest expense from earlier periods, an interest rate to 10% per annum and the maturity date has been extended to December 31, 2025.

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

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $17.39. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 442,834 shares and 114,992 shares, respectively. As of June 30, 2025, investors had exercised 289,613 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 404,605 common shares. As of June 30, 2025, 153,221 Series A Warrants and no Series B Warrants remained outstanding.

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

As of June 30, 2025, investors have not exercised any Series C and Series D warrants.

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

Summary of Statements of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025	2024

Net sales	$4,000	$-
Cost of goods sold	2,327	-
Operating expenses	1,788,797	2,933,309
Total other income (expense)	1,933,915	24,951,725
Net income (loss)	$146,791	$22,018,416

Operating Expenses

Operating expenses decreased by $1,144,512 for the three months ended June 30, 2025. This decrease was driven by lower Selling, General and Administrative expenses, including reductions in professional fees, stock-based compensation, insurance costs, and other administrative expenses associated with the Company’s operations as a public entity beginning February 2, 2024.

Other Income (expense)

Other income decreased by $23,017,810 for the three months ended June 30, 2025. This decrease was largely driven by reduced non-cash gains due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March and August private placement financing. Additionally, there was interest expense of $112,471 primarily related to the Company’s short-term notes.

Summary of Statements of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025	2024

Net sales	$4,000	$-
Cost of goods sold	2,327	-
Operating expenses	4,921,466	6,692,645
Total other income (expense)	14,261,214	(3,824,921)
Net income (loss)	$9,341,421	$(10,517,566)

Operating Expenses

Operating expenses decreased by $1,771,179 for the six months ended June 30, 2025. This decrease was primarily driven by lower professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other income increased by $18,086,135 for the six months ended June 30, 2025. This increase was largely driven by a gain of $14,461,950 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was interest expense of $218,893 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating Activities	(3,255,997)	(3,541,372)
Investing Activities	(181,498)	(157,834)
Financing Activities	198,415	3,954,930
Net increase (decrease) in cash	(3,239,080)	255,724

Net Cash used in Operating Activities

For the six months ended June 30, 2025, cash used in operating activities was $3,255,997. This primarily resulted from net income of $9,341,421, which included non-cash gain of $14,461,950 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $13,162,090. Additionally, changes in operating assets and liabilities used $564,672 of cash from operating activities, driven primarily by a $431,608 increase in other current assets. The increase in other current assets was due to the financing arraignment associated with the directors and officers insurance policy.

For the six months ended June 30, 2024, cash used in operating activities was $3,541,372. This primarily resulted from a net loss of $10,517,566, which included significant non-cash gains and losses, driven by a gain of $16,784,200 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $20,590,717 from the issuance of common stock and warrants related to the convertible note and private placement financing activity. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization and stock-based compensation, totaling $5,814,482. Additionally, changes in operating assets and liabilities provided $1,161,712 of cash from operating activities.

Net Cash used in Investing Activities

For the six months ended June 30, 2025, the Company used cash of $181,498 in investing activities consisting of purchases of Silicon Oxide (SiOx) manufacturing equipment and capitalized patent costs.

For the six months ended June 30, 2024, the Company used cash of $157,834 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the six months ended June 30, 2025, the Company generated cash of $198,415 from financing activities. The Company received proceeds from warrant exercises of $241,546. These increases were offset by repayment of short-term notes of $42,671.

For the six months ended June 30, 2024, the Company generated cash of $3,954,930 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $3,850,000 and $527,500, respectively. These increases were offset by repayment of short-term notes and repayment of related party advances of $424,277 and $911,091, respectively.

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

As of June 30, 2025, we had an accumulated deficit of $106,539,088. Additionally, $1,400,717 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. During the six months ended June 30, 2025, we incurred losses from operations totaling $4,919,793 and net cash used in operating activities of $3,255,997. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At June 30, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of certain material weaknesses in our internal control over financial reporting, as further described below.

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2025, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Solidion Technology, Inc.

Dated: August 19, 2025	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: August 19, 2025	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)