Form 10-Q/A
period 2025-06-30
Solidion Technology Inc.
filed 2025-11-20
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Solidion Technology, Inc.

Background of Restatement

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Solidion Technology for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission (“SEC”) on August 19, 2025 (the “Original Filing”).

On November 14, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of Solidion Technology (the “Company”) in consultation with management of the Company, concluded that the Company’s previously issued unaudited condensed consolidated and combined financial statements as of and for the three and six month periods ended June 30, 2025 included in the Company’s Quarterly Report on Form 10-Q for such period should no longer be relied upon. Similarly, any prior earnings releases and investor communications that included or discussed the affected financial information should no longer be relied upon. The Company identified errors in (i) the reported number of Series A Warrants outstanding and the related fair value measurement of those warrants as of June 30, 2025 and for the three- and six-month periods ended June 30, 2025, and (ii) the number of Series A and Series C shares included in the diluted earnings per share (“EPS”) calculations for the six-month period ended June 30, 2025.

Specifically, the Company determined that a total of 810,389 Series A Warrants associated with the private placement completed on March 13, 2024 (the “March Private Placement”) should have been accounted for and included in the warrant liability valuation, rather than the previously reported amount. The correction impacts the derivative liabilities on the Company’s balance sheet and the associated non-cash change in fair value of derivative liabilities recognized in the Company’s statement of operations. The correction also impacts the Company’s EPS calculations for the affected periods.

As such, the Company is restating in this Form 10-Q/A the unaudited condensed consolidated and combined Financial Statements three-month and six-month periods ended June 30, 2025.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Unaudited Condensed Consolidated and Combined Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

No other items within the Original Filing have been modified or updated except as required to reflect the restatement described herein. Readers should refer to this Amendment No. 1, and not the Original Filing, when reviewing the Company’s financial information for the periods presented.

Corporate Background

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

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unAUDITED)

	June 30, 2025 (Restated)	December 31, 2024
ASSETS
Current Assets:
Cash	$114,652	$3,353,732
Accounts receivable	5,111	999
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	346,237	206,784
Other current assets	431,608	-
Total Current Assets	1,224,538	3,888,445

Property and Equipment, net of depreciation	2,117,196	2,094,536
Patents, net of amortization	1,993,268	1,972,830
Total Assets	$5,335,002	$7,955,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,457,424	$2,135,586
Income taxes payable	-	6,369
Excise tax payable	937,167	909,871
Derivative liabilities	13,071,350	25,272,650
Due to related party	87,873	87,873
Convertible notes	-	527,500
Short-term notes payable	1,875,290	1,917,962
Total Liabilities	19,429,104	30,857,811

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,716,794 and 2,633,956 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	272	13,169
Additional paid-in capital	94,785,605	93,045,581
Stock subscription receivable	(80,241)	(80,241)
Accumulated deficit	(108,799,738)	(115,880,509)
Total Stockholders’ Equity (Deficit)	(14,094,102)	(22,902,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,335,002	$7,955,811

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025 (Restated)	2024	2025 (Restated)	2024 (Restated)
Net sales	$4,000	-	$4,000	-
Cost of goods sold	2,327	-	2,327	-
Gross profit	1,673	-	1,673	-

Operating Expenses
Research and development	399,542	400,658	1,752,592	1,129,772
Selling, general and administrative	1,389,255	2,532,651	3,168,874	5,562,873
Total operating expenses	1,788,797	2,933,309	4,921,466	6,692,645

Operating loss	(1,787,124)	(2,933,309)	(4,919,793)	(6,692,645)

Other Income (Expense)
Change in fair value of derivative liabilities	(216,150)	24,966,700	12,201,300	16,784,200
Issuance of common stock and warrants	-	-	-	(20,590,717)
Interest income	1,886	171	18,157	482
Interest expense	(112,471)	(19,184)	(218,893)	(22,923)
Other income (expense)	-	4,038	-	4,037
Total other income (expense)	(326,735)	24,951,725	12,000,564	(3,824,921)

Net income (loss) before provision for income taxes	(2,113,859)	22,018,416	7,080,771	(10,517,566)

Provision for income taxes	-	-	-	-

Net Income (loss)	$(2,113,859)	$22,018,416	$7,080,771	$(10,517,566)

Weighted average number of shares of common stock outstanding, basic	3,002,802	1,805,261	3,002,295	1,695,155
Basic net income (loss) per share of common stock	$(0.70)	$12.20	$2.36	$(6.20)
Weighted average number of shares of common stock outstanding, diluted	3,002,802	1,923,190	5,326,648	1,695,155
Diluted net income (loss) per share of common stock	$(0.70)	$11.45	$1.33	$(6.20)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(RESTATED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)
Shares issued from exercise of Series A Warrants	14,755	74	241,472	—	—	241,546
Conversion of convertible notes into common stock	67,895	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	—	(13,311)	13,311	—	—	—
Stock-based compensation	—	—	754,361	—	—	754,361
Net income (loss)	—	—	—	9,194,630	—	9,194,630
Balance at March 31, 2025	2,716,706	$272	$94,582,556	$(106,685,879)	$(80,241)	$(12,183,292)
Conversion of convertible notes into common stock	200	—	—	—	—	—
Reverse stock split	(112)	—	(460)	—	—	(460)
Stock-based compensation	—	—	203,509	—	—	203,509
Net income (loss)	—	—	—	(2,113,859)	—	(2,113,859)
Balance at June 30, 2025	2,716,794	$272	$94,785,605	$(108,799,738)	$(80,241)	$(14,094,102)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(RESTATED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	$—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	1,396,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	120,093	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	119,245	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,769,719	—	—	2,769,719
Private Placement	102,667	513	8,931,484	—	—	8,931,997
Issuance costs in connection with the Private Placement	—	—	(262,064)	—	—	(262,064)
Stock-based compensation	—	—	1,359,000	—	—	1,359,000
Net loss	—	—	—	(32,535,982)	—	(32,535,982)
Balance at March 31, 2024	1,738,005	$8,689	$81,928,282	$(122,487,488)	$(80,241)	$(40,630,758)
Shares issued from exercise of Series B Warrants	3,999	20	14	—	—	34
Stock-based compensation	—	—	451,662	—	—	451,662
Net loss	—	—	—	22,018,416	—	22,018,416
Balance at June 30, 2024	1,742,004	$8,709	$82,379,958	$(100,469,072)	$(80,241)	$(18,160,646)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Six Months Ended June 30,
	2025 (Restated)	2024 (Restated)

Cash Flows From Operating Activities:
Net income (loss)	$7,080,771	$(10,517,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138,400	197,303
Stock based compensation	957,869	1,810,662
Equity compensation expense	671	—
Non-cash interest expense	202,920	—
Change in fair value of derivative liabilities	(12,201,300)	(16,784,200)
Issuance of common stock and warrants	—	20,590,717
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	1,164
Other receivable	—	(115,000)
Inventory	—	(1,700)
Prepaid expenses	(139,453)	(57,418)
Other current assets	(431,608)	(777,135)
Other non-current assets	—	(778,167)
Accounts payable and accrued expenses	1,118,918	2,889,968
Income taxes payable	(6,369)	—
Excise taxes	27,296	—
Net Cash Used In Operating Activities	(3,255,997)	(3,541,372)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,812)	—
Capitalized patent costs	(63,686)	(157,834)
Net Cash Used In Investing Activities	(181,498)	(157,834)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	—	487,273
Cash received from NUBI Trust	—	25,160,047
Discount payment related to Non Redemption Agreement	—	(13,937,997)
Reimbursement of consideration shares related to the Forward Purchase Agreement	—	(2,193,800)
Reimbursement of Recycled Shares related to Forward Purchase Agreement	—	(80,241)
Transaction expenses in connection with the Merger	—	(8,948,009)
Inflow from Merger	—	17,555
Proceeds from convertible notes	—	527,500
Proceeds from short-term notes	—	670,000
Repayment of short-term notes	(42,671)	(424,277)
Proceeds from issuance of common stock and warrants in connection with the Private Placement	—	3,850,000
Proceeds from issuance of common stock from exercise of warrants	241,546	34
Issuance costs in connection with the Private Placement	—	(262,064)
Repayment of related party payable	—	(911,091)
Cash used to settle fractional shares	(460)	—
Net Cash Provided By Financing Activities	198,415	3,954,930

Net change in cash	(3,239,080)	255,724

Cash at beginning of period	3,353,732	780
Cash at end of period	$114,652	$256,504

Supplemental disclosure
Cash paid for interest expense	$7,329	$89,012
Cash paid for federal income taxes	$6,369	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$414	$1,216
Convertible notes converted to common shares	$527,500	$—
Capitalized interest to principal balance of short-term note payable	$202,920	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$13,311	$—

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

In accordance with the Merger Agreement the Company issued to the HBC stockholders aggregate consideration of 1,400,000 shares of Solidion’s common stock, minus up to 4,000 Holdback Shares, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 450,000  shares of Solidion’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Solidion but subject to (and only to the extent that) the valuation of Solidion’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement, thresholds set forth below) (the “Earnout Arrangement”):

(i)	100,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is thirty (30) days following the closing date of the Transactions (the “Closing Date”) until the second anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $625.00 per share (subject to any adjustment pursuant to the Merger Agreement);

(ii)	150,000 Earnout Shares if, over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the date that is forty-two (42) months following the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $750.00 per share (subject to any adjustment pursuant to the Merger Agreement); and

(iii)	200,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $1250.00 per share (subject to any adjustment pursuant to the Merger Agreement).

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the six months ended June 30, 2025, the Company recorded a net income of $7,080,771, which included a gain of $12,201,300 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $3,255,997 and as of June 30, 2025, had cash and cash equivalents of $114,652. For the year ended December 31, 2024, the Company recorded a net loss of $25,929,003, which included a gain of $18,011,100 due to the change in the fair value of derivative liabilities and a $30,281,475 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732.

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

NOTE 2 — RESTATEMENT AND CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restatement of 2025 Interim Period

Subsequent to the issuance of the interim financial statements as of and for the period ended June 30, 2025, the Company identified errors related in (i) the reported number of Series A Warrants outstanding issued in connection with the March Private Placement and the related fair value measurement of those warrants as of June 30, 2025 and for the three- and six-month periods ended June 30, 2025, and (ii) the number of Series A and Series C shares included in the diluted EPS calculations for the six-month period ended June 30, 2025. Specifically, the Company determined that the number of Series A Warrants subject to fair value measurement should have been 810,389 warrants, rather than the previously reported amount, and the corresponding fair value as of June 30, 2025 was understated by $2,260,650. Additionally, 576,540 Series A and 1,715,677 Series C common stock equivalents should have been included in the calculation of diluted EPS for the six months ended June 30, 2025.

As a result of these errors, the previously issued interim financial statements for the three-month and six-month periods ended June 30, 2025 have been revised to correct the fair value of the warrant liability and the diluted EPS calculations. The correction resulted in adjustments to Derivative liabilities on the condensed consolidated and combined balance sheets and to Change in fair value of derivative liabilities within other income (expense) on the condensed consolidated and combined statements of operations. The adjustment represents a non-cash change and had no impact on the Company’s cash flows, but it did increase net loss, accumulated deficit and derivative liabilities in the affected periods.

The restated interim financial information is presented in this Quarterly Report on Form 10-Q/A in the tables that follow and reflects all necessary adjustments arising from the correction of this material error.

The impact of the restatement on the condensed consolidated and combined balance sheet as of June 30, 2025 is as follows:

	June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Restated
Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable and accrued expenses	$3,457,424	$-	$3,457,424
Income Taxes Payable	-	-	-
Excise Tax Payable	937,167	-	937,167
Derivative liabilities	10,810,700	2,260,650	13,071,350
Due to related party	87,873	-	87,873
Convertible notes	-	-	-
Short-term notes payable	1,875,290	-	1,875,290
Total Liabilities	17,168,454	2,260,650	19,429,104

Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	$-	$-	$-
Common stock; $0.0001 par value; 300,000,000 shares authorized; 2,716,794 and 2,633,956 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	272	-	272
Additional paid-in capital	94,785,605	-	94,785,605
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated Deficit	(106,539,088)	(2,260,650)	(108,799,738)
Total Stockholders’ Equity (Deficit)	(11,833,452)	(2,260,650)	(14,094,102)
Total Liabilities and Stockholders’ Equity (Deficit)	5,335,002	-	5,335,002

The impact of the restatement on the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2025 is as follows:

	For the Six Months Ended June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$14,461,950	$(2,260,650)	$12,201,300
Issuance of Common Stock and Warrants	-	-	-
Interest income	18,157	-	18,157
Interest expense	(218,893)	-	(218,893)
Other income (expense)	-	-	-
Total other income (expense)	14,261,214	(2,260,650)	12,000,564

Net income (loss) before income tax provision	9,341,421	(2,260,650)	7,080,771

Income tax provision	-	-	-

Net Income (loss)	$9,341,421	$(2,260,650)	$7,080,771

Weighted average number of shares of common stock outstanding, basic	3,002,802	-	3,002,802

Basic net income (loss) per share of common stock	$3.11	$0.75	$2.36

Weighted average number of shares of common stock outstanding, diluted	3,484,059	1,842,589	5,326,648

Diluted net income (loss) per share of common stock	$2.68	$(1.35)	$1.33

	For the Three Months Ended June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$2,044,500	$(2,260,650)	$(216,150)
Issuance of Common Stock and Warrants	-	-	-
Interest income	1,886	-	1,886
Interest expense	(112,471)	-	(112,471)
Other income (expense)	-	-	-
Total other income (expense)	1,933,915	(2,260,650)	(326,735)

Net income (loss) before income tax provision	146,791	(2,260,650)	(2,113,859)

Income tax provision	-	-	-

Net Income (loss)	$146,791	$(2,260,650)	$(2,113,859)

Weighted average number of shares of common stock outstanding, basic	3,002,802		3,002,802

Basic net income (loss) per share of common stock	$0.05	$(0.75)	$(0.70)

Weighted average number of shares of common stock outstanding, diluted	3,197,385	(194,583)	3,002,802

Weighted average number of shares of common stock outstanding, diluted	$0.05	$(0.75)	$(0.70)

The impact of the restatement on the condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2025 is as follows:

	For the Three and Six Months Ended June 30, 2025 (Unaudited)
		Stockholders’
	Accumulated	Equity
	Deficit	(Deficit)
As Reported
Balance at December 31, 2024	$(115,880,509)	$(22,902,000)
Net Income (Loss)	9,194,630	9,194,630
Balance at March 31, 2025	(106,685,879)	(12,183,292)
Net Income (Loss)	146,791	146,791
Balance at June 30, 2025	(106,539,088)	(11,833,452)

Adjustments
Balance at December 31, 2024	$-	$-
Net Income (Loss)	-	-
Balance at March 31, 2025	-	-
Net Income (Loss)	(2,260,650)	(2,260,650)
Balance at June 30, 2025	(2,260,650)	(2,260,650)

As Restated
Balance at December 31, 2024	$(115,880,509)	$(22,902,000)
Net Income (Loss)	9,194,630	9,194,630
Balance at March 31, 2025	(106,685,879)	(12,183,292)
Net Income (Loss)	(2,113,859)	(2,113,859)
Balance at June 30, 2025	(108,799,738)	(14,094,102)

The impact of the restatement on the condensed consolidated and combined statement of cash flows for the six months ended June 30, 2025 is as follows:

	For the Six Months Ended June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	$9,341,421	$(2,260,650)	$7,080,771
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	138,400	-	138,400
Stock-based compensation	957,869	-	957,869
Equity compensation expense	671	-	671
Non-Cash Interest Expense	202,920	-	202,920
Change in Fair Value of Derivative Liabilities	(14,461,950)	(2,260,650)	(12,201,300)
Loss on issuance of common stock and warrants	-	-	-

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

Correction of Errors in Previously Reported 2024 Consolidated Financial statements

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

The following table presents potentially dilutive common stock equivalents that have been excluded in the calculation of dilutive income per share for the three months ended June 30, 2025, as their inclusion would be anti-dilutive.

June 30, 2025
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	810,389
Warrants - Series C	2,461,538
Warrants - Series D	244,349
Stock-based compensation - equity awards	38,000
Stock-based compensation - warrants	12,000
Arbor Lake Strategic Cooperation Consulting Agreement	40,000
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	4,291,876

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the six months ended June 30, 2025, as their inclusion would be dilutive.

June 30, 2025
Warrants - Series A	576,540
Warrants - Series C	1,715,677
Stock-based compensation - equity awards	32,136
Total common stock equivalents included in dilutive income per share	2,324,353

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being $3.0951. Consequently, the reset price was established at $3.0951, and the Series A Warrants held by investors were reset to 810,389 shares. The Series B Warrants were not subject to a post-split reset because no Series B Warrants were outstanding at the time the reverse stock split became effective. The fair value of the Series A and Series B Warrants as of June 30, 2025, was $2,787,750 and $0, respectively. The Company recorded non-cash gain (loss) from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $(2,098,250) and $2,167,550 for the three and six months ended June 30, 2025, respectively, compared to $9,141,900 and $710,050 for the three and six months ended June 30, 2024. As of June 30, 2025, 289,613 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 404,605 common shares. As of June 30, 2025, 810,389 Series A Warrants and no Series B Warrants remained outstanding.

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being the price floor of $3.25. Consequently, the reset price was established at $3.25, and the Series C Warrants held by investors were reset to 2,461,538 shares. The Series D warrants were not subject to a post-split reset based on the terms of the agreement. The fair value of the Series C Warrants and Series D Warrants as of June 30, 2025 was $7,037,100 and $2,493,900, respectively, resulting in a gain of $1,500,300 and $4,382,250 during the three and six months ended June 30, 2025, respectively. There were no Series C Warrants and Series D Warrants exercised as of June 30, 2025.

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

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $278,176, $556,352, $451,662 and $451,662 of expense related to these awards for the three and six months ended June 30, 2025 and 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated and combined statements of operations.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2025	2024
Derivative Liabilities:
Forward purchase agreement	3	$752,600	$6,404,100
Warrants – Series A	3	$2,787,750	$4,955,300
Warrants – Series C and D	3	$9,531,000	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at June 30, 2025 and December 31, 2024 was calculated using the following range of weighted average assumptions:

	June 30,	December 31,
	2025	2024
Risk-free interest rate	3.82%	4.25%
Stock price	$3.94	$35.00
Expected life	1.6 years	2.1 years
Expected volatility of underlying stock	150.0%	105.0%
Dividends	0%	0%

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

The fair value of the Series A and Series B Warrants as of June 30, 2025, was $2,787,750 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. The Company recorded non-cash gain (loss) from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $(2,098,250) and $2,167,550 for the three and six months ended June 30, 2025, respectively, compared to $9,141,900 and $710,050 for the three and six months ended June 30, 2024. As of June 30, 2025, investors received 289,613 and 114,992 common shares from exercise of Series A and Series B warrants, respectively. As of June 30, 2025, 810,389 Series A Warrants and no Series B Warrants remained outstanding.

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

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2024	$6,404,100
Change in fair value	(5,269,700)
Balance, March 31, 2025	1,134,400
Change in fair value	(381,800)
Balance, June 30, 2025	752,600

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2024	$4,955,300
Change in fair value	(4,265,800)
Balance, March 31, 2025	689,500
Change in fair value	2,098,250
Balance, June 30, 2025	2,787,750

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2024	$13,913,250
Change in fair value	(2,881,950)
Balance, March 31, 2025	11,031,300
Change in fair value	(1,500,300)
Balance, June 30, 2025	9,531,000

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

Warrant Conversion and Related Transactions

On October 8, 2025, Madison Bond LLC and Bayside Project LLC (together, the “New Holders”) acquired from prior holders all of the Company’s outstanding Series C and Series D warrants previously issued by the Company pursuant to the August Subscription Agreement dated August 30, 2024. Immediately thereafter, the Company invoked conversion provisions contained in the Warrants and the Purchase Agreement and converted all unexercised portions of the Warrants into an aggregate of 3,447,957 shares of the Company’s common stock (the “Conversion”). Following the Conversion, all Series C and Series D warrants were cancelled.

In connection with the Conversion, the Purchasers and the Company amended the Original Purchase Agreement to remove or modify certain financing restrictions, including limitations on future equity issuances and participation rights, subject to agreed-upon dilution protections. The Purchasers also entered into a lock-up agreement restricting the sale or transfer of their shares for a period of 12 months following the Effective Date, subject to limited exceptions. As a result of the Conversion, the Purchasers collectively hold approximately 47.5% of the Company’s outstanding common stock and are the Company’s largest stockholders. The transaction constituted a change in control of the Company under SEC Regulation S-K Item 403.

On October 23, 2025, the Company issued 3,447,957 shares of its common stock to the New Holders pursuant to a 12-month lock-up agreement.

Issuance of Shares for HBC Earn-out

On October 9, 2025, the Company issued 450,000 shares of common stock to G3 pursuant to an earn-out provision under the Company’s February 2, 2024 merger agreement. As a result of these issuances, G3 beneficially owns approximately 24.2% of the Company’s outstanding common stock. See Note 1 for more details.

Issuance of Shares to Non-executive Directors and Certain Employees

On October 9, 2025, the Company issued 40,000 bonus shares of Common Stock to each of its non-executive directors, John Davis and Karin-Joyce Tjon, and its former non-executive director Cynthia Ekberg Tsai. The issuances were in consideration of their prior board service from the closing of the Company’s business combination on February 2, 2024 until one year thereafter. The issuances were pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.

On October 9, 2025, the Company issued 120,000 bonus shares of Common Stock to certain of its employees that are not executive officers. The issuances were in consideration of their prior service to the Company from the closing of the Company’s business combination on February 2, 2024 until one year thereafter. The issuances were pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.

Promissory Note with Great Point Capital, LLC

On October 29, 2025, the Company entered into a Promissory Note with Great Point Capital, LLC in the principal amount of $1,000,000. The Note bears interest at 8.0% per annum, payable quarterly, and matures on October 25, 2026. The proceeds will be used for general corporate purposes, including working capital needs. See Note 10 for more details.

Nasdaq Capital Market Listing Approval

On October 29, 2025 the Company was notified by NASDAQ staff that Company’s application to list its Common Stock on The Nasdaq Capital Market was approved. The Company’s securities were transferred to the Capital Market at the opening of business on October 31, 2025. As a result, all matters pertaining to Nasdaq’s MVLS and MVPHS deficiencies are now closed.

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

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $17.39. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 442,834 shares and 114,992 shares, respectively. As of June 30, 2025, investors had exercised 289,613 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 404,605 common shares. On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being $3.0951. Consequently, the reset price was established at $3.0951, and the Series A Warrants held by investors were reset to 810,389 shares. The Series B Warrants were not subject to a post-split reset because no Series B Warrants were outstanding at the time the reverse stock split became effective. As of June 30, 2025, 810,389 Series A Warrants and no Series B Warrants remained outstanding.

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being the price floor of $3.25. Consequently, the reset price was established at $3.25, and the Series C Warrants held by investors were reset to 2,461,538 shares. The Series D warrants were not subject to a post-split reset based on the terms of the agreement. As of June 30, 2025, investors have not exercised any Series C and Series D warrants.

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

Summary of Statements of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025 (Restated)	2024

Net sales	$4,000	$-
Cost of goods sold	2,327	-
Operating expenses	1,788,797	2,933,309
Total other income (expense)	(326,735)	24,951,725
Net income (loss)	$(2,113,859)	$22,018,416

Operating Expenses

Operating expenses decreased by $1,144,512 for the three months ended June 30, 2025. This decrease was driven by lower Selling, General and Administrative expenses, including reductions in professional fees, stock-based compensation, insurance costs, and other administrative expenses associated with the Company’s operations as a public entity beginning February 2, 2024.

Other Income (expense)

Other income decreased by $25,278,460 for the three months ended June 30, 2025. This decrease was largely driven by reduced non-cash gains due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March and August private placement financing. Additionally, there was interest expense of $112,471 primarily related to the Company’s short-term notes.

Summary of Statements of Operations for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025 (Restated)	2024 (Restated)

Net sales	$4,000	$-
Cost of goods sold	2,327	-
Operating expenses	4,921,466	6,692,645
Total other income (expense)	12,000,564	(3,824,921)
Net income (loss)	$7,080,771	$(10,517,566)

Operating Expenses

Operating expenses decreased by $1,771,179 for the six months ended June 30, 2025. This decrease was primarily driven by lower professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other income increased by $15,825,485 for the six months ended June 30, 2025. This increase was largely driven by a gain of $12,201,300 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was interest expense of $218,893 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Six Months Ended June 30,
	2025 (Restated)	2024 (Restated)
Net cash provided by (used in):
Operating Activities	(3,255,997)	(3,541,372)
Investing Activities	(181,498)	(157,834)
Financing Activities	198,415	3,954,930
Net increase (decrease) in cash	(3,239,080)	255,724

Net Cash used in Operating Activities

For the six months ended June 30, 2025, cash used in operating activities was $3,255,997. This primarily resulted from net income of $7,080,771, which included non-cash gain of $12,201,300 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $10,901,440. Additionally, changes in operating assets and liabilities used $564,672 of cash from operating activities, driven primarily by a $431,608 increase in other current assets. The increase in other current assets was due to the financing arraignment associated with the directors and officers insurance policy.

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

As of June 30, 2025, we had an accumulated deficit of $108,799,738. Additionally, $1,400,717 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. During the six months ended June 30, 2025, we incurred losses from operations totaling $4,919,793 and net cash used in operating activities of $3,255,997. We expect to continue to incur such losses for at least the next twelve (12) months.

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

Solidion Technology, Inc.

Dated: November 19, 2025	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: November 19, 2025	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)