Form 10-Q
period 2025-09-30
Solidion Technology Inc.
filed 2025-11-20
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 7,465,283 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(unAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$160,506	$3,353,732
Accounts receivable	5,560	999
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	263,899	206,784
Other current assets	253,887	-
Total Current Assets	1,010,782	3,888,445

Property and Equipment, net of depreciation	2,069,620	2,094,536
Patents, net of amortization	2,004,770	1,972,830
Total Assets	$5,085,172	$7,955,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$4,240,017	$2,135,586
Income taxes payable	-	6,369
Excise tax payable	950,815	909,871
Derivative liabilities	15,308,400	25,272,650
Due to related party	87,873	87,873
Convertible notes	-	527,500
Short-term notes payable	1,905,067	1,917,962
Total Liabilities	22,492,172	30,857,811

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,874,326 and 2,633,956 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	288	13,169
Additional paid-in capital	95,564,836	93,045,581
Stock subscription receivable	(80,241)	(80,241)
Accumulated deficit	(112,891,883)	(115,880,509)
Total Stockholders’ Equity (Deficit)	(17,407,000)	(22,902,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,085,172	$7,955,811

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024 (Restated)
Net sales	$9,350	-	$13,350	-
Cost of goods sold	4,321	-	6,648	-
Gross profit	5,029	-	6,702	-

Operating Expenses
Research and development	523,569	459,805	2,276,161	1,589,577
Selling, general and administrative	1,224,360	3,733,201	4,393,234	9,296,074
Total operating expenses	1,747,929	4,193,006	6,669,395	10,885,651

Operating loss	(1,742,900)	(4,193,006)	(6,662,693)	(10,885,651)

Other Income (Expense)
Change in fair value of derivative liabilities	(2,237,050)	7,232,835	9,964,250	24,017,035
Issuance of common stock and warrants	-	(9,654,799)	-	(30,245,516)
Interest income	176	1,573	18,333	2,055
Interest expense	(112,371)	(22,910)	(331,264)	(45,833)
Other income (expense)	-	(372)	-	3,665
Total other income (expense)	(2,349,245)	(2,443,673)	9,651,319	(6,268,594)

Net income (loss) before provision for income taxes	(4,092,145)	(6,636,679)	2,988,626	(17,154,245)

Provision for income taxes	-	-	-	-

Net Income (loss)	$(4,092,145)	$(6,636,679)	$2,988,626	$(17,154,245)

Weighted average number of shares of common stock outstanding, basic	3,076,486	2,056,172	3,027,298	1,816,372
Basic net income (loss) per share of common stock	$(1.33)	$(3.23)	$0.99	$(9.44)
Weighted average number of shares of common stock outstanding, diluted	3,076,486	2,056,172	4,999,099	1,816,372
Diluted net income (loss) per share of common stock	$(1.33)	$(3.23)	$0.60	$(9.44)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

	Three Months Ended September 30, 2025
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at June 30, 2025	2,716,794	$272	$94,785,605	$(108,799,738)	$(80,241)	$(14,094,102)
Shares issued from exercise of Series A Warrants	157,532	16	430,006	—	—	430,022
Stock-based compensation	—	—	349,225	—	—	349,225
Net income (loss)	—	—	—	(4,092,145)	—	(4,092,145)
Balance at September 30, 2025	2,874,326	$288	$95,564,836	$(112,891,883)	$(80,241)	$(17,407,000)

	Nine Months Ended September 30, 2025
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)
Shares issued from exercise of Series A Warrants	172,287	90	671,478	—	—	671,568
Conversion of convertible notes into common stock	68,095	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	(112)	(13,311)	12,851	—	—	(460)
Stock-based compensation	—	—	1,307,095	—	—	1,307,095
Net income (loss)	—	—	—	2,988,626	—	2,988,626
Balance at September 30, 2025	2,874,326	$288	$95,564,836	$(112,891,883)	$(80,241)	$(17,407,000)

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

	Three Months Ended September 30, 2024
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at June 30, 2024	1,742,004	$8,709	$82,379,958	$(100,469,072)	$(80,241)	$(18,160,646)
Shares issued from exercise of Series A Warrants	9,320	47	162,007	—	—	162,054
Shares issued from exercise of Series B Warrants	103,282	516	1,370	—	—	1,886
Issuance of common stock for Forward Purchase Agreement	190,860	954	(954)	—	—	—
Issuance of common stock for Forward Purchase Agreement Compensation	57,000	285	1,025,715	—	—	1,026,000
Private Placement	244,349	1,222	3,998,778	—	—	4,000,000
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Issuance costs in connection with the Private Placement	—	—	(157,435)	—	—	(157,435)
Stock-based compensation	—	—	278,176	—	—	278,176
Net Loss	—	—	—	(6,636,679)	—	(6,636,679)
Balance at September 30, 2024	2,346,815	11,733	88,387,615	(107,105,751)	$(80,241)	(18,786,644)

	Nine Months Ended September 30, 2024 (Restated)
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	1,396,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	120,093	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	119,245	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,769,719	—	—	2,769,719
Shares issued from exercise of Series A Warrants	9,320	47	162,007	—	—	162,054
Shares issued from exercise of Series B Warrants	107,281	536	1,384	—	—	1,920
Issuance of common stock for Forward Purchase Agreement	190,860	954	(954)	—	—	—
Issuance of common stock for Forward Purchase Agreement Compensation	57,000	285	1,025,715	—	—	1,026,000
Private Placements	347,016	1,735	12,930,262	—	—	12,931,997
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Issuance costs in connection with the Private Placement	—	—	(419,499)	—	—	(419,499)
Stock-based compensation	—	—	2,088,838	—	—	2,088,838
Net Loss	—	—	—	(17,154,245)	—	(17,154,245)
Balance at September 30, 2024	2,346,815	11,733	88,387,615	(107,105,751)	$(80,241)	(18,786,644)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Nine Months Ended September 30,
	2025	2024 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$2,988,626	$(17,154,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	206,858	298,805
Stock based compensation	1,307,095	2,088,838
Equity compensation expense	671	1,726,000
Change in fair value of derivative liabilities	(9,964,250)	(24,017,035)
Issuance of common stock and warrants	—	30,245,516
Changes in operating assets and liabilities:
Accounts receivable	(4,561)	1,165
Other receivable	—	(115,000)
Inventory	—	(1,700)
Prepaid expenses	(57,115)	46,492
Other current assets	(253,887)	(356,301)
Accounts payable and accrued expenses	2,134,207	1,560,273
Income taxes payable	(6,369)	—
Excise taxes	40,944	—
Net Cash Used In Operating Activities	(3,607,781)	(5,677,192)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,812)	—
Capitalized patent costs	(96,070)	(190,931)
Net Cash Used In Investing Activities	(213,882)	(190,931)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	—	487,273
Cash received from NUBI Trust	—	25,160,047
Discount payment related to Non Redemption Agreement	—	(13,937,997)
Reimbursement of consideration shares related to the Forward Purchase Agreement	—	(2,193,800)
Reimbursement of Recycled Shares related to Forward Purchase Agreement	—	(80,241)
Transaction expenses in connection with the Merger	—	(8,948,009)
Inflow from Merger	—	17,555
Proceeds from convertible notes	—	527,500
Proceeds from short-term notes	—	670,000
Repayment of short-term notes	(42,671)	(1,329,712)
Proceeds from issuance of common stock and warrants in connection with the Private Placement	—	7,850,000
Proceeds from issuance of common stock from exercise of warrants	671,568	163,974
Issuance costs in connection with the Private Placement	—	(419,499)
Repayment of related party payable	—	(911,091)
Cash used to settle fractional shares	(460)	—
Net Cash Provided By Financing Activities	628,437	7,056,000

Net change in cash	(3,193,226)	1,187,877

Cash at beginning of period	3,353,732	780
Cash at end of period	$160,506	$1,188,657

Supplemental disclosure
Cash paid for interest expense	$16,627	$153,128
Cash paid for federal income taxes	$6,369	$—

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$—	$2,435
Convertible notes converted to common shares	$527,500	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$13,311	$—

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

As of September 30, 2025, none of the Earnout Shares had been earned by G3.

On October 9, 2025, the Company issued 450,000 shares of its common stock to G3 pursuant to the earnout provisions of the Merger Agreement. These shares represent the full amount of the Earnout Shares described above.

The issuance followed the approval of the Company’s Board of Directors to deem all earnout milestones satisfied in full, after considering the Company’s post-merger capital structure and ongoing shared-services arrangements with G3. Accordingly, the Company has completed its obligations related to the Earnout Arrangement under the Merger Agreement.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the nine months ended September 30, 2025, the Company recorded a net income of $2,988,626, which included a gain of $9,964,250 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $3,607,781 and as of September 30, 2025, had cash and cash equivalents of $160,506. For the year ended December 31, 2024, the Company recorded a net loss of $25,929,003, which included a gain of $18,011,100 due to the change in the fair value of derivative liabilities and a $30,281,475 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732.

The Company expects to continue to incur net losses and net cash used in operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. As of the balance sheet date and up to the date that the financial statements were issued, the Company does not have availability under any debt agreements. Additionally, the Company is currently in default of an outstanding Promissory Note due to non-payment of scheduled installments. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements were issued. This raises substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company has received a notice from the Nasdaq related to their failure to maintain the minimum bid price requirement of $1 per share. In response, on May 12, 2025, the Company effectuated a 1-for-50 reverse split of its Common Stock in order to reach the Nasdaq minimum. The primary objective of the reverse stock split is to increase the per-share market price of the Company’s common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq. Additionally, on April, 16, 2025, the Company received notice from the Nasdaq due to the Company’s noncompliance with Nasdaq’s minimum Market Value of Listed Securities (“MVLS”) requirement and minimum Market Value of Publicly Held Shares (“MVPHS”) requirement. The Company has a compliance period of 180 calendar days, or until October 13, 2025, to regain compliance with the MVPHS requirement.

On July 7, 2025, the Company received notice from Nasdaq that it has regained compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”).

Prior to the expiration of the 180-day compliance periods related to Nasdaq’s MVLS and MVPHS requirements, the Company applied for a transfer of the listing of its securities to The Nasdaq Capital Market. On October 29, 2025 the Company was notified by Nasdaq staff that Company’s application to list its Common Stock on The Nasdaq Capital Market was approved. The Company’s securities were transferred to the Capital Market at the opening of business on October 31, 2025. As a result, all matters pertaining to MVLS and MVPHS requirements are now closed.

On September 8, 2025, the Company notified Nasdaq that, following the resignation of a director on September 3, 2025, its Audit Committee was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to maintain an audit committee consisting of at least three independent directors. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance, which extends until the earlier of (i) the Company’s next annual meeting of shareholders or (ii) September 3, 2026; provided, however, that if the annual meeting occurs on or before March 2, 2026, the cure period will extend only until March 2, 2026.

The Company intends to appoint an additional independent director to the Audit Committee as soon as practicable within the applicable cure period. Failure to regain compliance within the prescribed timeframe could result in Nasdaq initiating delisting proceedings. While the Company believes it will successfully cure this deficiency, the need to regain compliance within a limited timeframe represents an additional uncertainty that management has considered in its assessment of the Company’s ability to continue as a going concern.

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

NOTE 2 — CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The impact of the restatement on the condensed consolidated and combined statement of operations for the nine months ended September 30, 2024 is as follows:

	For the Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$24,017,035	$-	$24,017,035
Issuance of Common Stock and Warrants	(27,475,797)	(2,769,719)	(30,245,516)
Interest income	2,055	-	2,055
Interest expense	(45,833)	-	(45,833)
Other income (expense)	3,665	-	3,665
Total other expense	(3,498,875)	(2,769,719)	(6,268,594)

Net loss before income tax provision	(14,384,526)	(2,769,719)	(17,154,245)

Income tax provision	-	-	-

Net loss	$(14,384,526)	$(2,769,719)	$(17,154,245)

Weighted average shares outstanding, basic and diluted	1,764,630	51,742	1,816,372

Basic and diluted net loss per share	$(8.15)	$(1.29)	$(9.44)

The impact of the restatement on the condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the nine months ended September 30, 2024 is as follows:

	For the Nine Months Ended September 30, 2024 (Unaudited)
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	$28,850,985	$(25,445,506)	$3,412,459
Convertible note – stock issuance loss	—	—	—
Net Loss	—	(14,384,526)	(14,384,526)
Balance at September 30, 2024	85,617,896	(104,336,032)	(18,786,644)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	$2,769,719	$—	$2,769,719
Net Loss	—	(2,769,719)	(2,769,719)
Balance at September 30, 2024	$2,769,719	$(2,769,719)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	$28,850,985	$(25,445,506)	$3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(17,154,245)	(17,154,245)
Balance at September 30, 2024	$88,387,615	$(107,105,751)	$(18,786,644)

The impact of the restatement on the condensed consolidated and combined statement of cash flows for the nine months ended September 30, 2024 is as follows:

	For the Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	$(14,384,526)	$(2,769,719)	$(17,154,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization expense	298,805	-	298,805
Stock-based compensation	2,088,838	-	2,088,838
Equity compensation expense	1,726,000	-	1,726,000
Change in fair value of derivative liabilities	(24,017,035)	-	(24,017,035)
Loss on issuance of common stock and warrants	27,475,797	2,769,719	30,245,516

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2025 and December 31, 2024, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of September 30, 2025 and December 31, 2024, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of September 30, 2025 and December 31, 2024, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2025 and for the year ended December 31, 2024.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Machinery & equipment	5 years

Depreciation expense of property and equipment was $47,576, $142,729, $51,724 and $177,234 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Net unissued and issued patents were $1,176,093 and $828,678 as of September 30, 2025, respectively; and $1,110,815 and $862,014 as of December 31, 2024, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2025 and 2024, respectively.

Amortization expense of patents was $20,882, $64,130, $49,778 and $121,571 for the three and nine months ended September 30, 2025 and 2024, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $83,528 per year.

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

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the condensed consolidated and combined balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its condensed consolidated and combined balance sheets as of September 30, 2025 and 2024, respectively.

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

During prior reporting periods, the Company’s research and development facility in Taiwan, operating as an extension of the Dayton, Ohio R&D team and focused on silicon anode technology advancement.

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

The calculation of diluted income (loss) per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of September 30, 2025 and 2024. As such, net loss per common stock is the same for basic and diluted loss per share for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2025.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2024 as their inclusion would be anti-dilutive:

September 30, 2024
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	433,514
Warrants - Series B	7,711
Warrants - Series C	488,699
Warrants - Series D	244,349
Stock-based compensation - equity awards	6,000
Arbor Lake Strategic Cooperation Consulting Agreement	40,000
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	1,905,873

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share for the three months ended September 30, 2025 as their inclusion would be anti-dilutive:

September 30, 2025
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	652,857
Warrants - Series C	2,461,538
Warrants - Series D	244,349
Stock-based compensation - equity awards	38,000
Stock-based compensation - warrants	12,000
Arbor Lake Strategic Cooperation Consulting Agreement	40,000
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	4,134,344

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the nine months ended September 30, 2025, as their inclusion would be dilutive.

September 30, 2025
Warrants - Series A	414,909
Warrants - Series C	1,519,476
Stock-based compensation - equity awards	37,417
Total common stock equivalents included in dilutive income per share	1,971,802

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

Other Current Assets

The composition of other current assets was:

	September 30, 2025	December 31, 2024
Directors & officers insurance	253,887	-
Total other assets	253,887	-

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

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. See Note 6 for further discussion regarding Holdback Shares related to the G3 Tax Lien. As of the Merger closing and the three months ended September 30, 2025, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued as of September 30, 2025.

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

As of September 30, 2025, none of the Earnout Shares had been earned by G3.

On October 9, 2025, the Company issued 450,000 shares of its common stock to G3 pursuant to the earnout provisions of the Merger Agreement. These shares represent the full amount of the Earnout Shares described above. See Note 1 for more details.

NOTE 5 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted to $0 and $487,273 during the three and nine months ended September 30, 2024, respectively. No capital contributions were made during the corresponding periods in 2025.

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of September 30, 2025 and December 31, 2024.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $80,973, $204,253, $39,000 and $115,521, respectively for the three and nine months ended September 30, 2025 and 2024. Expenses incurred related to the SSA employees were $53,831, $331,932, $83,902 and $394,336, respectively for the three and nine months ended September 30, 2025 and 2024. There were $156,717 and $10,000 in amounts outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, amounts outstanding to G3 were $0, and amounts outstanding to Mach FM Corp were $87,873.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of September 30, 2025, the 4,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 further discussion regarding Holdback Shares related to the G3 Tax Lien.

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

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,120,000 as of September 30, 2025.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and through September 30, 2025, the G3 Tax Lien remained unsettled by G3 and as of September 30, 2025, the 4,000 holdback shares have not been issued.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated August 30, 2024 (the “Agreement”), between the Company and the purchasers of privately placed securities (the “Purchasers”), the Company was obligated, among other things, to file a registration statement to register the resale of such securities and to have the Securities and Exchange Commission declare the registration statement effective by certain deadlines specified in the Agreement. As of September 30, 2025, the Company had not met these deadlines. As a result, the Company recorded an expense within Selling, General, and Administrative Expenses on its consolidated and combined statements of operations of $0 and $160,000 during the three and nine months ended September 30, 2025. The total liquidated damages are limited to approximately $400,000 plus interest calculated in accordance with the Agreement.

On October 8, 2025, (the “Effective Date”), Madison Bond LLC and Bayside Project LLC (together, the “New Holders”) purchased all of the outstanding Series C and Series D Warrants previously issued by the Company pursuant to the August Subscription Agreement. Immediately thereafter, the Company exercised its rights under the August Subscription Agreement to convert all remaining unexercised portions of the Series C and Series D Warrants into shares of common stock at a ratio of one share per warrant. On October 24, 2025, the New Holders received 3,447,957 shares of the Company’s common stock (the “Conversion Shares”), and all outstanding Series C and Series D Warrants were cancelled.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, respectively, there were 2,874,326 and 2,633,956 shares of common stock issued and outstanding, respectively.

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being $3.0951. Consequently, the reset price was established at $3.0951, and the Series A Warrants held by investors were reset to 810,389 shares. The Series B Warrants were not subject to a post-split reset because no Series B Warrants were outstanding at the time the reverse stock split became effective. The fair value of the Series A and Series B Warrants as of September 30, 2025, was $2,715,900 and $0, respectively. The Company recorded non-cash gain (loss) from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $71,850 and $2,239,400 for the three and nine months ended September 30, 2025, respectively, compared to $5,383,585 and $6,093,635 for the three and nine months ended September 30, 2024. As of September 30, 2025, investors had exercised 447,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 562,137 common shares. As of September 30, 2025, 652,857 Series A Warrants and no Series B Warrants remained outstanding.

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being the price floor of $3.25. Consequently, the reset price was established at $3.25, and the Series C Warrants held by investors were reset to 2,461,538 shares. The Series D warrants were not subject to a post-split reset based on the terms of the agreement. The fair value of the Series C Warrants and Series D Warrants as of September 30, 2025 was $8,684,300 and $3,022,200, respectively, resulting in a non-cash gain (loss) of $(2,175,500) and $2,206,750 during the three and nine months ended September 30, 2025, respectively, compared to a gain of $435,550 for the three and nine months ended September 30, 2024. There were no Series C Warrants and Series D Warrants exercised as of September 30, 2025.

On October 8, 2025, Madison Bond LLC and Bayside Project LLC (together, the “New Holders”) purchased all of the outstanding Series C and Series D Warrants previously issued by the Company pursuant to the August Subscription Agreement. Immediately thereafter, the Company exercised its rights under the August Subscription Agreement to convert all remaining unexercised portions of the Series C and Series D Warrants into shares of common stock at a ratio of one share per warrant. On October 24, 2025, the New Holders received 3,447,957 shares of the Company’s common stock (the “Conversion Shares”), and all outstanding Series C and Series D Warrants were cancelled.

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

On February 2, 2024, upon consummation of the Merger, NUBI made a payment to each Forward Purchase Investor in respect of their respective Recycled Shares. This payment totaled 147 shares and included a cash payment of $80,241 released from the trust account. The payment was calculated as an amount equal to (a) the number of Recycled Shares multiplied by the redemption price per share (the “Initial Price”) as defined in Section 9.2(b) of NUBI’s Certificate of Incorporation, effective as of March 10, 2023, as amended from time to time (the “Certificate of Incorporation”), less (b) the prepayment Shortfall. Additionally, on February 2, 2024, NUBI made a payment to Forward Purchase Investors of $2,193,800 from the trust account as reimbursement for the 4,000 consideration shares.

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

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of September 30, 2025 and December 31, 2024. The model estimated the total present value of the Company’s proceeds at $3,777 and the total present value of the Company’s liability at $889,739, resulting in a net liability of approximately $886,000 as of September 30, 2025. As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of $(133,400) and $5,518,100 for the three and nine months ended September 30, 2025, respectively, compared to $1,413,700 and $17,487,850 for the three and nine months ended September 30, 2024.

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

During the nine months ended September 30, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 68,095 shares of common stock. As of September 30, 2025, convertible notes representing 1,600 shares remained outstanding and subject to conversion.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of September 30, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the Promissory Note is accruing interest at the default rate of 24% per annum. The Company is in the process of negotiating an amendment to the terms of the Promissory Note. The outstanding balance of the Promissory Note amounted to $1,283,335 as of September 30, 2025 and December 31, 2024. The accrued but unpaid interest on the Promissory Note totaled approximately $506,836 and 279,000 as of September 30, 2025 and December 31, 2024, respectively.

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

On August 4, 2025, the Company amended the terms of its Promissory Note with Benesch Friedlander Coplan & Aronoff. The amended terms include an updated principal balance of $621,732, which includes unpaid interest expense from earlier periods, an interest rate to 10% per annum and the maturity date has been extended to December 31, 2025. As of September 30, 2025, the outstanding balance of the Promissory Note was $621,732 and 634,627 as of September 30, 2025 and December 31, 2024. The accrued but unpaid interest on the Promissory Note totaled approximately $15,803 and $3,304 as of September 30, 2025 and December 31, 2024, respectively.

The outstanding balance of Short-term Notes Payable amounted to $1,905,067 and $1,917,962 as of September 30, 2025 and December 31, 2024, respectively.

Great Point Capital, LLC

On October 29, 2025, the Company executed a unsecured Promissory Note with Great Point Capital, LLC (the “Noteholder”) in the principal amount of $1,000,000. The Note bears interest at a rate of 8.0% per annum, payable quarterly in arrears. The Note matures on October 25, 2026 or the date on which all amounts become immediately due and payable following a Nasdaq delisting notice that would result in the Company’s common stock no longer trading on any Nasdaq market. In the event of a default, the Note bears interest at the Default Rate of 10% per annum.

The Note contains customary representations, warranties, and covenants of the Company and provides for events of default, including nonpayment of principal or interest, breaches of representations, insolvency events, and delisting of the Company’s common stock from Nasdaq. Upon an event of default, the Noteholder may declare all outstanding principal and accrued interest immediately due and payable.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the nine months ended September 30, 2025, and pre-tax losses for the three months ended September 30, 2025 and three and nine months ended September 30, 2024 due to a full valuation allowance to offset any deferred tax assets.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“the Act”), which includes several corporate tax provisions, such as 100% bonus depreciation on qualified property and the immediate deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact on our income tax expense or effective tax rate.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the nine months ended September 30, 2025, the Company granted unrestricted common shares to certain in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $0 and $121,410 for the three and nine months ended September 30, 2025, respectively. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations.

During the three and nine months ended September 30, 2024, the Company granted no unrestricted common shares and 300,000 unrestricted common shares, respectively, to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $0 and $1,359,000 for the three and nine months ended September 30, 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed, consolidated and combined statements of operations.

Restricted Stock Units and Stock Options

During the nine months ended September 30, 2025, the Company granted restricted stock units to certain executives and management in connection with the terms of their individual employment agreements. The Company recognized the amount of $71,049 and $351,157 for the three and nine months ended September 30, 2025, respectively. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated and combined statements of operations. There were no stock options granted or outstanding during the period ended September 30, 2025.

There were no restricted stock units or stock options granted during the three and nine months ended September 30, 2024. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the periods ended September 30, 2024.

Warrants

During the three and nine months ended September 30, 2025, the Company granted 0 and 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

There were no warrants granted during the three and nine months ended September 30, 2024. Additionally, there were no warrants outstanding at either the beginning or the end of the periods ended September 30, 2024.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $278,176, $834,529, $278,176 and $729,839 of expense related to these awards for the three and nine months ended September 30, 2025 and 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated and combined statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through September 30, 2025, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description:	Level	2025	2024
Derivative Liabilities:
Forward purchase agreement	3	$886,000	$6,404,100
Warrants – Series A	3	$2,715,900	$4,955,300
Warrants – Series C and D	3	$11,706,500	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at September 30, 2025 and December 31, 2024 was calculated using the following range of weighted average assumptions:

	September 30,	December 31,
	2025	2024
Risk-free interest rate	3.65%	4.25%
Stock price	$4.64	$35.00
Expected life	1.3 years	2.1 years
Expected volatility of underlying stock	157.5%	105.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $3,777 and the total present value of the Company’s liability at approximately $889,739, resulting in a net liability of approximately $886,000 as of September 30, 2025. As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of $(133,400) and $5,518,100 for the three and nine months ended September 30, 2025, respectively, compared to $1,413,700 and $17,487,850 for the three and nine months ended September 30, 2024.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at September 30, 2025, which included the following assumptions:

Series A Warrants
Expected term	4.2 years
Stock price	$4.64
Risk free rate	3.7%
Expected volatility	145.0%
Expected dividend rate	$0.00
Exercise Price	$3.10

The fair value of the Series A and Series B Warrants as of September 30, 2025, was $2,715,900 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. The Company recorded non-cash gain (loss) from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $71,850 and $2,239,400 for the three and nine months ended September 30, 2025, respectively, compared to $5,383,585 and $6,093,635 for the three and nine months ended September 30, 2024. As of September 30, 2025, investors had exercised 447,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 562,137 common shares. As of September 30, 2025, 652,857 Series A Warrants and no Series B Warrants remained outstanding.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at September 30, 2025, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.6 years	5.6 years
Stock price	$4.64	$4.64
Risk free rate	3.7%	3.7%
Expected volatility	145.0%	145.0%
Expected dividend rate	$0.00	$0.00
Exercise Price	$3.25	$0.0050

The fair value of the Series C Warrants and Series D Warrants as of September 30, 2025, was $8,684,300 and $3,022,200, respectively. This resulted in non-cash gain (loss) from the change in fair value of derivatives of $(2,175,500) and $2,206,750, for the three and nine months ended September 30, 2025, compared to $435,550 for the three and nine months ended September 30, 2024. As of September 30, 2025, investors have not exercised any Series C and Series D warrants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2024	$6,404,100
Change in fair value	(5,269,700)
Balance, March 31, 2025	1,134,400
Change in fair value	(381,800)
Balance, June 30, 2025	752,600
Change in fair value	133,400
Balance, September 30, 2025	886,000

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2024	$4,955,300
Change in fair value	(4,265,800)
Balance, March 31, 2025	689,500
Change in fair value	2,098,250
Balance, June 30, 2025	2,787,750
Change in fair value	(71,850)
Balance, September 30, 2025	2,715,900

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2024	$13,913,250
Change in fair value	(2,881,950)
Balance, March 31, 2025	11,031,300
Change in fair value	(1,500,300)
Balance, June 30, 2025	9,531,000
Change in fair value	2,175,500
Balance, September 30, 2025	11,706,500

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

The reset period ended on July 2, 2024 (the “Reset Date”), with the lowest 10-day VWAP on June 28, 2024, being $0.4347. Consequently, the reset price was established at $17.39. As a result, the Series A Warrants and Series B Warrants held by investors were reset to 442,834 shares and 114,992 shares, respectively. As of September 30, 2025, investors had exercised 447,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 562,137 common shares. On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being $3.0951. Consequently, the reset price was established at $3.0951, and the Series A Warrants held by investors were reset to 810,389 shares. The Series B Warrants were not subject to a post-split reset because no Series B Warrants were outstanding at the time the reverse stock split became effective. As of September 30, 2025, 652,857 Series A Warrants and no Series B Warrants remained outstanding.

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

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. Following the reverse split, the 5-day reset period ended on May 19, 2025, with the lowest 5-day VWAP on May 14, 2025, being the price floor of $3.25. Consequently, the reset price was established at $3.25, and the Series C Warrants held by investors were reset to 2,461,538 shares. The Series D warrants were not subject to a post-split reset based on the terms of the agreement. As of September 30, 2025, investors have not exercised any Series C and Series D warrants.

The Company accounts for the outstanding Series A, Series B, Series C, and Series D warrants issued in connection with the March and August 2024 private placement financings (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40.

On October 8, 2025, Madison Bond LLC and Bayside Project LLC (together, the “New Holders”) purchased all of the outstanding Series C and Series D Warrants previously issued by the Company pursuant to the August Subscription Agreement. Immediately thereafter, the Company exercised its rights under the August Subscription Agreement to convert all remaining unexercised portions of the Series C and Series D Warrants into shares of common stock at a ratio of one share per warrant. On October 24, 2025, the New Holders received 3,447,957 shares of the Company’s common stock (the “Conversion Shares”), and all outstanding Series C and Series D Warrants were cancelled.

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

Summary of Statements of Operations for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025	2024
Net sales	$9,350	$-
Cost of goods sold	4,321	-
Operating expenses	1,747,929	4,193,006
Total other income (expense)	(2,349,245)	(2,443,673)
Net income (loss)	$(4,092,145)	$(6,636,679)

Operating Expenses

Operating expenses decreased by $2,445,077 for the three months ended September 30, 2025. This decrease was driven by lower Selling, General and Administrative expenses, including reductions in professional fees, stock-based compensation, insurance costs, and other administrative expenses associated with the Company’s operations as a public entity beginning February 2, 2024.

Other Income (expense)

Other income increased by $94,428 for the three months ended September 30, 2025. This increase was largely driven by reduced non-cash losses due to issuance of common stock and warrants related to the August Private Placement financing. Additionally, there was interest expense of $112,371 primarily related to the Company’s short-term notes.

Summary of Statements of Operations for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
	2025	2024 (Restated)
Net sales	$13,350	$-
Cost of goods sold	6,648	-
Operating expenses	6,669,395	10,885,651
Total other income (expense)	10,676,719	(6,268,594)
Net income (loss)	$4,014,026	$(17,154,245)

Operating Expenses

Operating expenses decreased by $4,216,256 for the nine months ended September 30, 2025. This decrease was primarily driven by lower professional fees, stock-based compensation, insurance, and other administrative costs associated with the Company operating as a public entity as of February 2, 2024.

Other Income (expense)

Other income increased by $15,919,913 for the nine months ended September 30, 2025. This increase was largely driven by a gain of $9,964,250 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing. Additionally, there was interest expense of $331,264 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Nine Months Ended September 30,
	2025	2024 (Restated)
Net cash provided by (used in):
Operating Activities	(3,607,781)	(5,677,192)
Investing Activities	(213,882)	(190,931)
Financing Activities	628,437	7,056,000
Net increase (decrease) in cash	(3,193,226)	1,187,877

Net Cash used in Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities was $3,607,781. This primarily resulted from net income of $2,988,626, which included non-cash gain of $9,964,250 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $8,449,626. Additionally, changes in operating assets and liabilities used $1,853,219 of cash from operating activities, driven primarily by a $2,134,207 increase in Accounts payable and accrued expenses.

For the nine months ended September 30, 2024, cash used in operating activities was $5,677,192. This primarily resulted from a net loss of $17,154,245, which included significant non-cash gains and losses, driven by a gain of $24,017,035 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and Private Placement warrants, and a loss of $30,245,516 from the issuance of common stock and warrants related to the convertible note and private placement financing activity. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization and stock-based compensation, totaling $10,342,124. Additionally, changes in operating assets and liabilities provided $1,134,929 of cash from operating activities.

Net Cash used in Investing Activities

For the nine months ended September 30, 2025, the Company used cash of $213,882 in investing activities consisting of purchases of Silicon Oxide (SiOx) manufacturing equipment and capitalized patent costs.

For the nine months ended September 30, 2024, the Company used cash of $190,931 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2025, the Company generated cash of $628,437 from financing activities. The Company received proceeds from warrant exercises of $671,568. These increases were offset by repayment of short-term notes of $42,671.

For the nine months ended September 30, 2024, the Company generated cash of $7,056,000 from financing activities. The Company received proceeds from Private Placement financing and convertible notes of $7,850,000 and $527,500, respectively. These increases were offset by repayment of short-term notes and repayment of related party advances of $1,329,712 and $911,091, respectively.

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

As of September 30, 2025, we had an accumulated deficit of $112,891,883. Additionally, $1,400,717 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. During the nine months ended September 30, 2025, we incurred losses from operations totaling $6,662,693 and net cash used in operating activities of $3,607,781. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At September 30, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, because of certain material weaknesses in our internal control over financial reporting, as further described below.

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2025, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. [EXHIBITS]

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.1*	Amendment to the Securities Purchase Agreement, dated as of October 21, 2025, by and among Bayside Project LLC, Madison Bond LLC and Solidion Technology, Inc.
10.2*	Lock-up Agreement, dated as of October 21, 2025, by and among Solidion Technology, Inc., Bayside Project LLC, Madison Bond LLC and Solidion Technology, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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