Form 10-K
period 2025-12-31
Solidion Technology Inc.
filed 2026-04-15
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $5,261,123.

As of April 15, 2026, there were 7,745,683 shares of common stock of the Company issued and outstanding.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Capital”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $575.00 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and pending listing on The OTC Markets under the symbol “STIWW”. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SOLIDION TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the risks and uncertainties described in this Annual Report on Form 10-K, discussed in Part I, Item 1A under the Heading, “Risk Factors,” a summary of which appears below.

Risks Related to Development and Commercialization

●	If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.

●	OEMs may elect to pursue other battery cell technologies.

●	We have only conducted preliminary safety testing on our high-capacity anode and high-energy solid-state battery technology, and our technology will require additional and extensive safety testing prior to being installed in electric vehicles.

●	We rely on complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	We may obtain licenses on technology that has not been commercialized or has been commercialized only to a limited extent.

●	Substantial increases in the prices for our raw materials and components, some of which are obtained from a limited number of sources where demand may exceed supply.

●	We may be unable to adequately control the costs associated with our operations and the components necessary to build our high-capacity anode and high-energy solid-state batteries.

●	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

●	Our insurance coverage may not be adequate to protect us from all business risks.

●	Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events, including fire and explosions.

Risks Related to Industry and Market Trends

●	The battery cell market continues to evolve and is highly competitive.

●	Our future growth and success are dependent upon consumers’ willingness to adopt electric vehicles.

●	The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs.

Risks Related to Limited Operating History

●	Our business model has yet to be tested.

●	We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our history of recurring losses and anticipated expenditures raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

●	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.

●	We may have potential business conflicts of interest with G3 with respect to our past and ongoing relationships.

●	If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture or sell our high-capacity anode and high-energy solid-state battery technology successfully.

Risks Related to Intellectual Property

●	We rely heavily on owned intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how.

●	Our patent applications may not result in issued patents, which would result in the disclosures in those applications being available to the public. Also, our patent rights may be contested, circumvented, invalidated or limited in scope.

●	We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry.

Risks Related to Finance and Accounting

●	Our expectations and targets regarding the times when we will achieve various technical, pre-production and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us.

●	Incorrect estimates or assumptions by management in connection with the preparation of our financial statements.

●	We have identified material weaknesses in our internal control over financial reporting.

Risks Related to Legal and Regulatory Compliance

●	We are subject to regulations regarding the storage and handling of various products.

●	From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries.

●	We are subject to substantial regulation.

●	Our technology and our website, systems, and data we maintain may be subject to intentional disruption, security breaches and other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling.

Risks Related to Ownership of Our Common Stock

●	A significant portion of Solidion’s Common Stock is restricted from immediate resale, but may be sold into the market in the future pursuant to registration rights granted to the holders thereof.

●	Solidion is a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualifies for, and may rely on, exemptions from certain corporate governance requirements.

●	We may issue additional shares of Solidion’s Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

●	A market for Solidion’s securities may not continue.

●	There can be no assurance that the Public Warrants will be in the money during their exercise period, and they may expire worthless.

●	Solidion may redeem unexpired warrants, in accordance with their terms, prior to their exercise at a time that is disadvantageous to holders of warrants.

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

Solidion holds an extensive intellectual property (IP) portfolio with over 345 active patents (pending and granted) globally, positioning the Company as a leader in silicon anode and solid-state battery technology. Its innovative silane-free production processes for silicon-based anode materials allow for lower manufacturing costs and improved scalability. Additionally, its fire-retardant and polymer-based electrolytes enable safer, high-energy-density batteries compatible with existing lithium-ion cell production infrastructure.

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

For fiscal years 2025 and 2024, the Company did not identify excess cash from operations available for Bitcoin purchases. Additionally, the Company generated interest income of $19,094 and $13,806 during fiscal year 2025 and 2024, respectively. These amounts have been designated for Bitcoin purchases in fiscal year 2026 as part of the ongoing treasury strategy. The Company did not conduct any capital raise activities between the date of its announcement and the end of the reporting period and, as a result, did not allocate any proceeds toward Bitcoin purchases. Looking ahead, during fiscal year 2026, Solidion may consider capital raises that will include allocation of a portion of proceeds to Bitcoin acquisitions.

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

Solidion has also pioneered a method to produce high-capacity silicon anodes via CVD but without the use of toxic and explosive silane gas, thereby enhancing both the safety and sustainability of battery manufacturing. This breakthrough is part of Solidion’s extensive intellectual property portfolio, which encompasses over 345 active patents. By eliminating the need for silane gas in silicon anode production, the overall cost is expected to decrease, making the product more competitive, market-friendly, and potentially preventing the painful silane supply chain issue. These advancements are set to benefit a wide range of applications, including energy storage systems and electric vehicles across land, air, and sea. Beyond silicon anode innovation, Solidion is also advancing its graphene technology platform to enhance the electrical conductivity of Si-based anode materials. Integrating graphene into Si/C composite anodes has demonstrated a 17% increase in electrical conductivity, addressing the common challenge of poor power capability in Si/C or SiOx anode materials. This enhancement is achieved with minimal additional cost, making it a practical and scalable solution for improving battery performance.

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

Strong intellectual property and expertise in silicon, graphite, and safe electrolyte domains Solidion Technology boasts a robust IP portfolio of over 345 active patents, crucial for next-generation EV batteries. As a pioneer in disruptive battery innovations, including graphene-enabled, polymer-protected, and solid-state technologies, Solidion holds over 100 key U.S. patents for enhanced silicon materials, 35+ for fire-resistant electrolytes, and 70+ for advanced solid-state and lithium metal batteries. This IP enables cutting-edge solutions like high-performance silicon anodes, cobalt-free cathodes, and protected lithium metal anodes.

Solidion Technology has a robust and expansive intellectual property (IP) portfolio, comprising over 345 active and high-value patents, many of which are central to the next generation of electric vehicle (EV) battery technologies. The Company is a pioneer in disruptive battery innovations, including graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid and solid-state electrolytes, as well as advanced hybrid electrolytes. Solidion’s portfolio includes over 100 key U.S. patents related to graphene- and polymer-enhanced silicon-based materials, more than 35 patents for fire-resistant electrolytes, and over 70 patents focused on next-generation solid-state and lithium metal battery technologies. This vast IP foundation provides the EV industry with cutting-edge solutions, such as silicon-rich anodes with superior performance-to-cost ratios, cobalt-free sulfur cathodes, process-friendly solid-state electrolytes, and protected lithium metal anodes. Additionally, Solidion’s innovations extend to advanced current collectors that enhance battery cycle life and performance under extreme conditions. With patent expirations ranging from 2028 to 2040, Solidion’s IP offers a long-term competitive advantage, with most of the patents owned outright by the Company, ensuring strategic flexibility and ongoing leadership in the battery technology sector.

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

Intellectual Property

Solidion has a portfolio of over 345 high-value active patents. This portfolio contains many key patents for next generation EV batteries. Solidion is the inventor of graphene-enabled batteries, elastic polymer-protected batteries, quasi-solid electrolytes, elastomeric solid-state electrolytes, advanced polymer/inorganic hybrid electrolytes, and numerous other disruptive battery technologies. This massive intellectual portfolio provides the EV industry with what we believe to be several key enabling battery technologies, such as silicon-rich anode having the highest performance/cost ratio, the highest-capacity sulfur cathode materials (free of cobalt, nickel and manganese), the most process-friendly solid-state electrolytes, protected lithium metal anode, fast chargeability, aluminum-ion cells and sodium-ion cells. Solidion holds more than 100 key U.S. patents on graphene- or polymer-enhanced silicon-based materials. It holds more than 35 key U.S. patents on fire-resistant electrolytes for lithium batteries. It holds more than 70 U.S. patents on key technologies for next-generation all-solid state or lithium metal batteries. It also holds advanced current collector patents; these technologies are capable of extending cycle life and improving operating temperatures and voltages. The year of expiration of these key U.S. patents generally ranges from as early as 2028 to as late as 2040. Most of the intellectual property utilized by Solidion is intellectual property that is owned by Solidion (having been transferred from G3 to Solidion via the Patent Assignment, dated as of February 8, 2023 (the “Patent Assignment”)). Solidion licenses a relatively small number of patents relating to graphene and graphite production from G3 pursuant to the Supply and License Agreement, under which there are no significant limitations. These patent rights are licensed on an irrevocable, non-exclusive, royalty-free basis.

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

Human Capital

We believe that our success is driven by our team of technology innovators and experienced business leaders. We seek to hire and develop employees who are dedicated to our strategic mission. As of December 31, 2025, we employed 22 full time employees.

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

Our current manufacturing facilities require large-scale machinery and equipment. Such machinery and equipment may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. In addition, because this equipment has historically not been used to build our high-capacity anode and high-energy solid-state batteries, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and associated costs of remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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

In addition, we are highly dependent on the services of our senior technical and management personnel, including our executive officers, who would be difficult to replace. Further, our Executive Chairman and Chief Science Officer continues to be employed by G3 following the closing of the business combination, and his time and attention may be diverted from Solidion’s business, which may have an impact on our business. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.

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

We incurred a net loss of approximately $32.4 million for the year ended December 31, 2024 and approximately $41.0 million for the year ended December 31, 2025. We believe that we will continue to incur operating and net losses each quarter until the time significant production of our high-capacity anode and high-energy solid-state battery technology begins.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Prior to the Closing of our business combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2024 and 2025, and for the years ended December 31, 2024 and 2025, we identified material weaknesses in our internal control over financial reporting: control environment, risk assessment, control activities, information and communication and monitoring. For more information, see “Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting—Material Weaknesses.”

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

Our management anticipates that our internal control over financial reporting will not be effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result. As further discussed in “Item 9A, Controls and Procedures—Remediation Plans and Status,” we have implemented a remediation plan and, while progress has been made to remediate the material weaknesses, they will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that associated controls are effective. Therefore, there is no guarantee that our remediation plan will be successful or that our remediation efforts will be completed in future periods.

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

The exercise price for our Public Warrants is $575.00 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, dated March 10, 2022, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Solidion Common Stock purchasable upon exercise of a Public Warrant.

Solidion may redeem unexpired warrants, in accordance with their terms, prior to their exercise at a time that is disadvantageous to holders of warrants.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.50 per Warrant, provided that the last sale price of Solidion Common Stock equals or exceeds $900.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Solidion Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Solidion Common Stock is available throughout the thirty (30-) day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders thereof to (i) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell warrants at the then-current market price when such holder might otherwise wish to hold warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock have traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “STI” since February 5, 2024. Prior to that date, Nubia’s Class A Common Stock and Public Warrants were listed on the Nasdaq Global under the symbols “NUBI” and “NUBIW” respectively.

Holders of Record

As of March 31, 2026, there were 22 holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

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

Recent Developments

Memorandum of Understanding

On February 10, 2026, we entered into a non-binding memorandum of understanding (“MOU”) with an entity that manufactures and distributes energy storage systems for the Company to supply pouch cells for use in energy storage systems. While the MOU is non-binding in nature and may result in no actual sales, a definitive agreement could potentially add an estimated $4 to $6 million in revenue over the next 12 months.

Grants from the U.S. Government

During the fourth quarter of 2025 and the first quarter of 2026, the Company was notified that it had received three grants from various departments of the U.S. government. The U.S. Department of Energy (“DOE”) provided the first grant (the “First Grant”), which was to advance research and development of Electrochemical Manufacturing of High-Performance Graphite based on Biomass-Derived Carbon. The Company had received the prestigious 2025 R&D 100 Award in partnership with Oak Ridge National Laboratory for innovation in Electrochemical Graphitization in Molten Salts, and the First Grant was for research to be conducted jointly with Oak Ridge National Laboratory to reduce imports of critical energy materials from foreign sources, improve American energy independence, and ensure that the U.S. maintains a technological lead in developing and deploying advanced energy technologies.

The DOE provided the second grant (the “Second Grant”) to scale up the synthesis of a carbon-nanosphere material that will be used as an anti-corrosive additive in molten-salts-based heat transfer fluids for advanced molten salt nuclear reactors. The Second Grant was also for research to be conducted jointly with Oak Ridge National Laboratory, this time to develop a nanofluids-based energy material, engineered colloidal suspension of hollow carbon nanoparticles in conventional molten salts, to enhance heat transfer and reduce corrosion in nuclear reactors, which is critical for reducing costs, increasing safety, and accelerating the commercialization of small modular nuclear reactors such as advanced molten salt reactors.

The U.S. Army provided the third grant (the “Third Grant”) to develop an advanced fiber-based electronic battery system built on a coaxial carbon nanotube (“CNT”) yarn architecture. The Third Grant was for research to be conducted jointly with The University of Texas at Dallas to develop a flexible, rechargeable lithium-ion battery in fiber form: a CNT yarn serves as both the structural core and current collector of the anode, integrated with Solidion’s silicon (Si) as the high-capacity anode material.

Reverse Stock Split

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock (the “Reverse Stock Split”). As a result, each 50 shares of common stock issued and outstanding immediately prior to the reverse split were converted into one share of common stock. Additionally, this transaction resulted in a reclassification of $13,311 from common stock to additional paid-in capital during the period ended March 31, 2025. The reverse stock split did not change the total number of authorized shares or the par value of the common stock. During the three-month period ended June 30, 2025, the Company paid cash of approximately $460 to shareholders in lieu of issuing fractional shares.

Warrant Conversion

On October 8, 2025 (the “Purchase Date”), Madison Bond LLC and Bayside Project LLC (together, the “Purchasers”) announced the purchase of all of the outstanding Series C and Series D Warrants (together, the “Warrants”) previously issued by the Company pursuant to the Securities Purchase Agreement, dated as of August 30, 2024 (the “Original Purchase Agreement”). Immediately thereafter, the Company determined to invoke certain provisions in the Warrants and the Original Purchase Agreement in order to convert (the “Conversion”) all remaining unexercised portions of the Series C and Series D Warrants into shares of the Company’s common stock, at a ratio of 1 to 1, such that each outstanding Series C and Series D warrant was converted into one share of common stock. The Purchasers received 3,447,957 shares (the “Conversion Shares”) of the Company’s common stock in the Conversion and the Company cancelled all outstanding Series C and Series D Warrants.

Purchase Agreement Amendment

In connection with the Conversion, the Purchasers and the Company amended the Original Purchase Agreement to remove or modify certain financing restrictions, including limitations on future equity issuances and participation rights, subject to agreed-upon dilution protections.

Lock-up

In connection with the Conversion, the Purchasers have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, agree to offer or sell, solicit offers to purchase, convert, contract or agree to sell, pledge, encumber, assign, borrow, or otherwise dispose of, directly or indirectly, any shares of common stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of common stock if any, acquired during the Lock-Up Period (as defined below), the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 12 months after the October 21, 2025 (the “Lock-up Date,” and the period from the Lock-up Date until such date, the “Lock-Up Period”). The exceptions also generally include transfers (A) of no more than five percent (5%) of the total Lock-Up Shares in the aggregate taking into account all transfers during the Lock-Up Period (provided that total transfers during any period of five consecutive trading days shall not exceed five percent (5%) of the daily average trading volume of the common stock over the immediately preceding five trading days and (B) in connection with the pledge, hypothecation or other grant of a security interest in any Lock-Up Shares to one or more lending institutions as collateral or security for any loan, advance or extension of credit and any transfer upon foreclosure upon such Lock-Up Shares.

Unregistered Sales of Equity Securities

On the Purchase Date, the Company issued the Conversion Shares pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

On October 9, 2025, the Company issued 450,000 shares of common stock to G3, pursuant to an “earn-out” provision in the Merger Agreement following the approval by the board of directors of the Company to deem the earn-out conditions satisfied in full in light of, among other things, the Company’s capital structure and the ongoing Shared Services Agreement, dated as of February 2, 2024 (the “SSA”), between the Company and G3. Dr. Bor Jang is the Chairman of the Board of Directors and Chief Science Officer of the Company, as well as the Chairman of the Board of Directors and Chief Executive Officer of G3. The issuance was pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuance.

On October 29, 2025, the Company entered into a Promissory Note with Great Point Capital, LLC in the principal amount of $1,000,000. The Note bears interest at 8.0% per annum, payable quarterly, and matures on October 25, 2026. The proceeds will be used for general corporate purposes, including working capital needs. See Note 10 to the consolidated and combined financial statements for more details. In addition, the Company entered in to the Investor Agreement, which provided for the issuance of 345,000 shares of common stock to Great Point Capital, LLC. The issuances were pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.

On December 8, 2025, the Company entered into an agreement with Anson Investments Master Fund LP (“Anson”), pursuant to which it issued 240,400 shares of common stock to Anson in exchange for the termination of all warrants and other obligations of the Company under the Securities Purchase Agreement, dated as of August 30, 2024. Further, Anson agreed to limit sales of common stock to no more than 10% of the daily trading volume on the Nasdaq Stock Market of all of the Company’s common stock. On February 5, 2026, the Company issued the 240,400 shares of its common stock to Anson pursuant to this agreement. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance. See Note 14 – Subsequent Events for additional information.

Change of Control

As of the Purchase Date, the Conversion was effected, which resulted in a change in control of the Company by virtue of the Purchasers holding approximately 47.5% of the Company’s issued and outstanding common stock and being the largest stockholder of the Company.

To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control persons and their respective associates with respect to the election of directors or other matters. Additionally, there are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. See “Beneficial Ownership of Securities.”

Change to Board of Directors

On September 3, 2025 (the “Resignation Date”), Cynthia Ekberg Tsai notified the Board of Directors (the “Board”) of the Company of her resignation as a member of the Board, including all committees on which she serves, effective as of the Resignation Date. Ms. Ekberg Tsai’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As a result of Ms. Ekberg Tsai’s resignation, the Company’s Audit Committee is composed of two members. On September 8, 2025, the Company notified The Nasdaq Stock Market, LLC of its non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the Audit Committee be composed of three directors. Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company has a cure period to regain compliance by appointing a new independent director to the Audit Committee. The cure period extends until the earlier of the Company’s next annual shareholders’ meeting or September 3, 2026; provided, however, that if the annual shareholders’ meeting occurs no later than March 2, 2026, the Company has until March 2, 2026, to regain compliance. The Company intends to appoint a new independent director to the Audit Committee as soon as practicable within the cure period.

On March 24, 2026, the company announced an annual meeting scheduled for June 11, 2026. As a result, the Company’s cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) extends until the date of the annual meeting. The Company is actively evaluating potential candidates to fill the vacancy on its Audit Committee and intends to regain compliance within the applicable cure period.

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

Selling, general and administrative

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

Other Income (Expense)

Change in fair value of Derivative Liabilities

Change in fair value of derivative liabilities consists of fluctuations in the fair value of the Company’s Forward Purchase Agreement and warrant liabilities. The fair value of these instruments is estimated using valuation models, including Monte Carlo simulation for the Forward Purchase Agreement and certain warrant liabilities, and the Black-Scholes option pricing model for other warrant liabilities.

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

Summary of Statements of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024 (Restated)

Net sales	$13,350	$-
Cost of goods sold	6,648	-
Operating expenses	12,927,608	13,299,537
Total other income (expense)	(28,083,094)	(19,117,496)
Net loss	$(41,004,000)	$(32,417,033)

Operating Expenses

Operating expenses decreased by $371,929 for the year ended December 31, 2025. This decrease was primarily driven by lower general and administrative costs, including reduced personnel and professional services expenses. The decrease was partially offset by higher research and development costs, including increased personnel expenses associated with the commercialization of our battery cell products and third-party validation testing of our proprietary silicon anode.

Other Income (Expense)

Other expense increased by $8,965,598 for the year ended December 31, 2025. This increase was largely driven by a non-cash loss of $28,250,727 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March and August private placement financing. Additionally, during 2025, the Company significantly reduced its derivative liabilities, primarily through the conversion and cancellation of the Series C and Series D warrants in connection with the Madison Bond and Bayside Project transaction. As a result of this transaction, all remaining unexercised warrants were converted into shares of the Company’s common stock, eliminating the associated derivative liabilities. The reduction of these liabilities, together with the required fair value remeasurement prior to settlement, contributed to the non-cash loss recognized during the period.

Summary of Cash Flows for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024 (Restated)
Net cash provided by (used in):
Operating Activities	$(4,536,702)	$(7,377,807)
Investing Activities	(240,742)	(246,074)
Financing Activities	1,628,437	10,976,833
Net increase (decrease) in cash	$(3,149,007)	$3,352,952

Net Cash used in Operating Activities

For the year ended December 31, 2025, cash used in operating activities was $4,536,702. This primarily resulted from a net loss of $41,004,000, driven by a non-cash loss of $28,250,727 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and private placement warrants. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation and equity compensation expense for services, totaling $35,058,699. Additionally, changes in operating assets and liabilities provided $1,408,599 of cash from operating activities, driven primarily by a $1,404,127 increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was mainly due to higher accrued expenses.

For the year ended December 31, 2024, cash used in operating activities was $7,377,807. This primarily resulted from a net loss of $32,417,033, which included non-cash gains and losses, driven by a gain of $12,275,217 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and private placement warrants, and a loss of $31,033,622 from the issuance of common stock and warrants related to the convertible note and private placement financing activity. These non-cash losses were added back to reconcile net loss to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation and equity compensation expense for services, totaling $23,754,989. Additionally, changes in operating assets and liabilities provided $1,284,237 of cash from operating activities, driven primarily by a $1,344,669 increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was mainly due to higher accrual expense associated with the Company operating as a public entity as of February 2, 2024.

Net Cash used in Investing Activities

For the year ended December 31, 2025, the Company used cash of $240,742 in investing activities consisting of purchases of Silicon Oxide (SiOx) manufacturing equipment and capitalized patent costs.

For the year ended December 31, 2024, the Company used cash of $246,074 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the year ended December 31, 2025, the Company generated cash of $1,628,437 from financing activities. The Company received proceeds from short term notes of $1,000,000. These increases were offset by repayment of short-term notes of $42,671. In addition, during the year ended December 31, 2025, the Company converted $527,500 of convertible notes into shares of its common stock. This transaction was a non-cash financing activity and is reflected in the supplemental schedule of non-cash financing activities in the consolidated and combined statements of cash flows.

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

As of December 31, 2025, we had an accumulated deficit of $163,372,539. Additionally, $1,114,594 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. For the year ended December 31, 2025, we incurred losses from operations totaling $41,004,000 and net cash used in operating activities of $4,536,702. During 2025, the Company significantly reduced its derivative liabilities, primarily through the conversion and cancellation of the Series C and Series D warrants associated with the Madison Bond and Bayside Project warrant conversion transaction. As part of this transaction, all remaining unexercised warrants were converted into shares of the Company’s common stock, eliminating the related derivative liabilities. Management does not currently expect to utilize financing arrangements that would require derivative accounting, which is expected to reduce non-cash volatility in future results. However, these improvements do not eliminate the need for additional capital to fund operations.

Off-Balance Sheet Arrangements

At December 31, 2025 and 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Forward Purchase Agreement

The Company accounts for the forward purchase agreement as either equity-classified or liability-classified instruments based on an assessment of the Forward Purchase Agreement (“FPA”) specific terms and applicable authoritative guidance under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA is outstanding.

The Company has determined that the FPA does not meet all of the criteria for equity classification under ASC 815, as the FPA fails the fixed-for-fixed test under ASC 815-40 due to the bi-weekly Reset Price mechanism, the Dilutive Offering Reset provision, and the VWAP Trigger Event, each of which creates variability in the settlement amount that is not purely a function of the Company’s own stock price. Accordingly, the FPA is classified as a liability-classified derivative instrument, recorded at fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the consolidated and combined balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s consolidated and combined statements of operations.

Upon the issuance of shares in connection with the FPA, the Company recognizes (i) an increase to APIC measured at the fair value of the FPA at the time of share issuance, (ii) a corresponding stock subscription receivable of equal amount as a contra-equity component within stockholders’ equity (deficit), representing the present value of the consideration receivable for the shares issued, and (iii) a loss on issuance of common stock within Other Income (Expense) representing the difference between the face value of the stock subscription receivable and its present value at the issuance date. The discount between the face value and present value of the stock subscription receivable is accreted using the effective interest method over the remaining term of the FPA, with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit). The stock subscription receivable is presented as a reduction to total stockholders’ equity (deficit) and is relieved as Optional Early Termination proceeds are received from the Forward Purchase Investor.

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

The fair value of the FPA is Level 3. The determination of the fair value requires significant estimates and judgments. See Note 13 – Fair Value Measurements to the financial statements for the significant assumptions and estimates.

Changes in the significant assumptions and estimates could materially impact the valuation and the amounts recorded in the financial statements.

Warrants

The Company evaluates warrants issued in connection with financing transactions to determine whether the instruments should be classified as equity or liabilities in accordance with the applicable guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. This assessment considers whether the warrants meet the criteria for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the settlement provisions could require net cash settlement or contain adjustment features that would preclude equity classification. This assessment is performed at the time of issuance and reassessed at each reporting date while the warrants remain outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet the criteria for equity classification, the warrants are recorded at fair value as derivative liabilities on the consolidated and combined balance sheets at the date of issuance and remeasured at fair value at each subsequent reporting date.

The Company accounts for the outstanding Series A, Series B, Series C, and Series D warrants issued in connection with the March and August 2024 private placement financings (the “PIPE Warrants”) as liability-classified instruments. The fair value of the Series A and Series B warrants is determined using the Black-Scholes option pricing model, while the fair value of the Series C and Series D warrants is determined using a Monte Carlo simulation model due to their more complex features. These valuation models require significant estimates and judgments, including assumptions related to the Company’s stock price volatility, expected term, risk-free interest rates, and other market-based inputs. As these warrants are classified as derivative liabilities, changes in their fair value are recognized as non-cash gains or losses within change in fair value of derivative liabilities in the consolidated and combined statements of operations.

The fair value of the PIPE Warrants is classified as Level 3 within the fair value hierarchy. The determination of the fair value requires significant estimates and judgments. See Note 13 – Fair Value Measurements to the financial statements for the significant assumptions and estimates used in the valuation. Changes in these assumptions could materially impact the valuation and the amounts recorded in the Company’s financial statements.

Because the valuation of these instruments requires significant estimates and assumptions, changes in these assumptions could materially affect the reported fair value of the derivative liabilities and the resulting non-cash gains or losses recorded in the Company’s results of operations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Effective January 1, 2025, the Company adopted ASU 2023-09. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated and combined financial statements. The adoption affected disclosures, such as expanded income tax disclosures, and did not impact the Company’s financial position, results of operations, or cash flows. See Note 11 – Income Taxes to the consolidated and combined financial statements for additional information.

Recently Issued Accounting Standards

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change of Auditor

On November 26, 2025, following the approval of its Audit Committee, the Company engaged CBIZ CPAs P.C. (“CBIZ CPAs”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through November 26, 2025, neither the Company nor anyone on its behalf consulted with CBIZ CPAs regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report or oral advice was provided to the Company that CBIZ CPAs concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a “disagreement” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions.

On October 21, 2025, the Audit Committee of the Company approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm, effective immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “2025Q3 Quarterly Report”). On November 20, 2025, the Company filed its 2025Q3 Quarterly Report. Accordingly, the dismissal was effective November 20, 2025 (the “Effective Date”).

The audit report of Deloitte on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2024, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s most recent fiscal year ended December 31, 2024 and during the subsequent interim period from January 1, 2025 through the Effective Date, (i) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, other than the previously disclosed material weaknesses in the Company’s internal control over financial reporting related to our control environment, risk assessment, control activities, information and communication and monitoring.

The Company provided Deloitte with a copy of the disclosures above prior to filing with the SEC. A copy of Deloitte’s letter, dated November 25, 2025, to the SEC, stating whether it agrees with the statements made above, is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, because of certain material weaknesses in our internal control over financial reporting, as further described below. These material weaknesses relate primarily to controls over the accounting for complex financial instruments, including the valuation and remeasurement of derivative warrant liabilities.

Notwithstanding these material weaknesses, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). This conclusion is based on additional procedures performed by management to ensure that the financial statements are free of material misstatement.

Management’s Report on Internal Control Over Financial Reporting

The management of Solidion Technology, Inc.is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Solidion’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages, as of February 12, 2026:

Name	Age	Title
Dr. Bor Jang	73	Executive Chairman and Chief Science Officer
Jaymes Winters	62	Chief Executive Officer and Director
Vlad Prantsevich	35	Chief Financial Officer
Dr. Songhai Chai	48	Chief Technology Officer
John Davis	66	Director
Karin-Joyce (KJ) Tjon	61	Director

Information about our Executive Officers and Directors

Executive Officers

Dr. Bor Jang — Executive Chairman and Chief Science Officer

Dr. Bor Jang serves as Executive Chairman of our Board of Directors and Chief Science Officer. Dr. Jang co-founded Honeycomb Battery Company (HBC) in 2015 and has since served as its President. Dr. Jang co-founded AEC in 2012 and has since served as its President. AEC is engaged in the development and commercialization of anode active materials for lithium-ion batteries. Dr. Jang co-founded Angstron Materials, Inc. (“AMI”) in 2007 and has since served as its Chairman. AMI is engaged in the development and commercialization of graphene processes and application technologies. Dr. Jang cofounded G3 in 2016 and has since served as its Chief Executive Officer and Chairman of the Board of Directors, and G3 is the parent of several subsidiaries engaged in the development and commercialization of graphene and battery technologies, including HBC, AEC and AMI. Dr. Jang received his Master’s & Ph.D degrees in Materials Science from MIT. Dr. Jang was the former Dean of the College of Engineering and Computer Science at Wright State University. He was a Fulbright Scholar and Visiting Professor (and an Overseas Fellow of the Churchill College) with the University of Cambridge (1991 – 1992) in the UK. Dr. Jang was elected as a member of the U.S. National Academy of Inventors (NAI) in 2019. Dr. Jang has more than 800 patents to his credit. Most notably, Dr. Jang filed the world’s first patent application on graphene in 2002. This patent was later recognized by Popular Mechanics magazine as one of the “15 Patents That Changed The World”.

We believe Dr. Jang is qualified to serve on Solidion Board because of his extensive executive experience with Honeycomb and his background in sciences and academia. Following the closing of the business combination, Dr. Jang continues in his roles as Chief Executive Officer and Chairman of the Board of Directors of G3. Dr. Jang will have a dual employment arrangement with Honeycomb and G3, with his time and attention split between the entities approximately 70% and 30%, respectively, and the parties will ensure an overall coordinated approach between Dr. Jang, Honeycomb and G3. In addition, 70% of his compensation and related costs at G3 will be reimbursed to G3 by Honeycomb under the SSA.

Jaymes Winters — Chief Executive Officer and Director

With over 15 years’ experience as a Chief Executive Officer in the oil and gas, telecommunications and retail spaces with extensive M&A experience, Jaymes Winters has been Chief Executive Officer at Solidion Technology since 2022, which includes its predecessor, Nubia Brand International Inc., a Special Purpose Acquisition Company traded on NASDAQ under the ticker symbol NUBI. Previously, Mr. Winters was CEO of Mach FM Corp. beginning in 2015 and oversaw 600 MHz spectrum acquisition via an auction conducted by the Federal Communications Commission, or FCC. He designed a Simultaneous Multiple Round (SMR) analysis using historical data from previous FCC auctions to predict the total amount bid by other participants within 5%. Prior to that, he was founder and Chief Executive Officer of United Energy Inc., which for seven consecutive years was one of the largest African American owned businesses on the West Coast with annual revenues of nearly $100 million and 1,000 employees. Mr. Winters has directed and negotiated four M&A transactions utilizing private equity firms. For over nine years, he was an adjunct professor in the School of Business at Portland State University teaching business strategy, mergers and acquisitions, venture capital and is the author of a college textbook titled “Chronicles of an Urban CEO” (Kendall Hunt Publishing Company, August 2021). Mr. Winters holds a B.S. in Business Administration with a minor in Economics from Oregon State University.

We believe Mr. Winters is qualified to serve on Solidion Board because of his extensive executive experience with Nubia and as a Chief Executive Officer in the oil and gas, telecommunications and retail spaces with extensive mergers and acquisitions experience.

Vlad Prantsevich — Chief Financial Officer

Vlad Prantsevich has served as Solidion’s Chief Financial Officer since February 2024. Mr. Prantsevich brings experience across public company finance, capital markets, and technically complex product companies. Previously, Mr. Prantsevich served as Chief Financial Officer and Board Member of Nubia Brand International Corp. (NASDAQ: NUBI), a special purpose acquisition company, where he directed the business combination with Honeycomb Battery Company that resulted in Solidion’s listing on NASDAQ. In that role, he oversaw SEC reporting, and financial diligence across more than 100 acquisition targets spanning 20 industries prior to executing the Honeycomb transaction. Additionally, Mr. Prantsevich served as Executive Vice President of Operations at Mach FM Corp. a wireless technology and spectrum investment company, where he supported transaction strategy, acquisition evaluation, and financial modeling for spectrum investments and strategic partnerships. Mr. Prantsevich has more than 8 years of executive management level experience in charge of corporate finance at 64 Audio, a global pro audio and consumer electronics brand, where he built and led the corporate finance function through a period of significant growth. Mr. Prantsevich holds a B.S. in Business Administration from Portland State University.

Dr. Songhai Chai — Chief Technology Officer

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

Following the closing of the business combination, Dr. Chai left his role at G3 and entered into a formal employment arrangement with Solidion on February 10, 2025.

Non-Executive Directors

John Davis — Director

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

Karin-Joyce (KJ) Tjon — Director

Karin-Joyce (KJ) Tjon serves as our director. Ms. Tjon has served as a director of Nubia since the closing of its IPO. Ms. Tjon is also a Director at LivePerson, Inc (NASDAQ, “LPSN”). Prior to Ms. Tjon’s retirement in 2020, from July 2018 until May 2020 she served as Chief Financial Officer for Alorica, Inc. a multi-billion dollar customer service provider with over 100,000 employees worldwide. From February 2017 until August 2017, Ms. Tjon was President and Chief Operating Officer for Scientific Games, Inc., responsible for their Gaming and Lottery divisions. Ms. Tjon has more than 25 years of executive management level experience as an executive officer for publicly listed as well as privately held companies. From July 2014 until September 2016 Ms. Tjon served as the Executive Vice President and Chief Financial Officer for Epiq Systems (NASDAQ: “EPIQ”) where she was responsible for legal, governance and risk compliance as well as all areas of international corporate finance, including financial planning and analysis, accounting, SEC filings, tax planning, investor relations, and SAP support. As a part of the executive team, she worked through a strategic review process which culminated in the sale of the company to a strategic buyer, backed by private equity. At Alvarez & Marsal LLC, a leading global professional services firm, Ms. Tjon served in several interim C-level posts guiding global clients through operational restructurings, business planning and execution, complex negotiations, financial audit and regulatory compliance issues, and technology issues. Ms. Tjon holds a Master of Business Administration from Columbia University’s Graduate School of Business and a Bachelor’s degree in specialized studies in Organizational Behavior from Ohio University.

We believe Ms. Tjon is qualified to serve on Solidion Board because of her extensive executive experience in financial, risk and compliance matters, as well as her experience as a public company director.

Corporate Governance

The size of Solidion’s board of directors is five (5). Class I consists of Mr. Winters and Ms. Tjon, whose terms will expire at Solidion’s first annual meeting following the effectiveness of its Certificate of Incorporation. Class II consists of Mr. Davis, whose term expires at Solidion’s second annual meeting following the effectiveness of its Certificate of Incorporation. Class III consists of Dr. Jang, whose terms will expire at Solidion’s third annual meeting following the effectiveness of its Certificate of Incorporation.

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

Audit Committee

The audit committee consists of Mr. Davis and Ms. Tjon. The board of Solidion is expected to determine (i) that each of Mr. Davis and Ms. Tjon satisfies the requirements for independence and financial literacy under the rules and regulations of Nasdaq and the SEC and (ii) that Ms. Tjon qualify as an “audit committee financial expert” as defined in the SEC rules and regulations and satisfies the financial sophistication requirements of Nasdaq. The audit committee of Solidion is responsible for, among other things:

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

Compensation Committee

The compensation committee consists of Mr. Davis and Ms. Tjon, with Ms. Tjon serving as chairperson. The board of Solidion has determined that each member of the compensation committee satisfies the requirements for independence under the rules and regulations of Nasdaq and the SEC. The compensation committee of Solidion is responsible for, among other things:

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

Code of Ethics

The Board has established a formal code of business conduct and ethics that applies to our officers, directors and employees. The full text is available on our website at https://ir.solidiontech.com/governance. Any amendment or waiver disclosed on our website will be made available on our website to the extent required by applicable rules or regulations or listing requirements of Nasdaq. Any waiver of the code of business conduct and ethics for our executive officers or directors must be approved by the Board, and any such waiver shall be promptly disclosed to the stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to us for the fiscal years ended December 31, 2025 and 2024 of our named executive officers as determined in accordance with SEC rules.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Dr. Bor Jang	2025	200,900	63,936	—	—	—	264,836
Board Chairman and Chief Science Officer	2024	140,000	—	—	—	—	140,000
Jaymes Winters	2025	300,000	—	—	—	—	300,000
Chief Executive Officer	2024	300,000	40,000	—	—	—	340,000
Songhai Chai	2025	225,000	99,041	—	—	—	324,041
Chief Technology Officer	2024	130,000	—	—	—	—	130,000
Vlad Prantsevich	2025	225,000	—	—	—	—	225,000
Chief Financial Officer	2024	225,000	40,000	—	—	—	265,000

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

Mr. Winters’ Executive Employment Agreement provides that he shall be issued warrants to purchase at least 12,000 shares of the Company’s common stock and shall be granted 4,000 shares of unrestricted stock in an initial grant, and annually thereafter an additional 4,000 shares of restricted stock. Mr. Prantsevich’s Executive Employment Agreement provides that he shall be issued warrants to purchase at least 4,000 shares of the Company’s common stock and shall be granted 2,000 shares of unrestricted stock in an initial grant, and annually thereafter an additional 2,000 shares of restricted stock.

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

The Employment Agreements provide for an initial term of two years commencing on the Closing Date, subject to annual renewal for additional, successive one-year terms. The Employment Agreements provide for a one-time transition bonus to Dr. Jang and Dr. Chai in the amount of $63,936 and $99,041, respectively, less applicable withholdings and deductions, paid in a lump sum on the Signing Date.

The Employment Agreements generally provide for (i) the initial one-time grants to Dr. Jang and Dr. Chai of at-the-money warrants to purchase at least 8,000 and 4,000, respectively, shares of the Company’s common stock with an expiration on the fifth anniversary of the Closing Date; (ii) the initial one-time grants of 4,000 and 2,000, respectively, shares of unrestricted stock (“Unrestricted Stock”); and (iii) annually thereafter, the grant of 4,000 and, 2,000 shares of restricted stock (“Restricted Stock”) of the Company each year. The awards (i) will be subject to vesting on three equal installments on each of the first three anniversaries of the Closing Date, (ii) will be made pursuant to the terms and conditions of the Company’s 2023 Long-Term Incentive Plan (the “Plan”) and (iii) will be evidenced by an award agreement between the Company and the Executive, pursuant to the terms of the Plan.

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

Non-Employee Director Compensation

For fiscal year 2024, Solidion provided $5,000 of cash compensation to each of its non-employee directors. All of the directors were reimbursed for reasonable out-of-pocket expenses related to their services as a member of the Solidion board of directors.

For fiscal year 2025, Solidion provided cash compensation described below and issued 40,000 bonus shares of common stock to each of its non-employee directors for prior service. All of the directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of the Solidion board of directors.

We intend to approve and implement a non-employee director compensation policy. The following table sets forth all information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors during fiscal year 2025.

Non-Employee Director	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
John Davis	55,616	215,600	—	—	—	271,216
Karin-Joyce Tjon	55,616	215,600	—	—	—	271,216
Cynthia Ekberg Tsai(1)	36,051	215,600	—	—	—	251,651

(1)	Cynthia Ekberg Tsai resigned from the Board of Directors on September 3, 2025.
(2)	Of the fees earned during fiscal year 2025, a portion remains unpaid as of the date of this filing.

Summary of the Incentive Plan

In connection with the Business Combination, we adopted the Solidion Technology, Inc. 2023 Equity Incentive Plan. The summary is qualified in its entirety by reference to the complete text of the incentive plan.

Eligibility

Solidion’s employees, consultants and directors, and employees and consultants of its affiliates, may be eligible to receive awards under the incentive plan. Following the closing, Solidion has approximately 20 employees and five non-employee directors who may be eligible to receive awards under the incentive plan.

Award Types

The incentive plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

Share Reserve

The number of shares of common stock initially reserved for issuance under the incentive plan was 190,000. Shares subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the incentive plan. The incentive plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the incentive plan on the first day of each fiscal year beginning with the 2024 fiscal year, equal to the least of (i) 190,000 shares of common stock, (ii) 5% of the total number of shares of common stock outstanding as of the last day of our immediately preceding fiscal year, or (iii) such lesser amount determined by the plan administrator.

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

Incentive Stock Options. The recipient of an ISO generally will not be taxed upon grant of the option. Federal income taxes are generally imposed only when the shares of Solidion’s common stock from exercised ISOs are disposed of, by sale or otherwise (although the excess of the fair market value of the common stock on the date of exercise over the exercise price is a tax preference for alternative minimum tax purposes, which could result in an alternative minimum tax liability). If the ISO recipient does not sell or dispose of the shares of Solidion’s common stock until more than one year after the receipt of the shares (i.e., exercise of the ISO) and two years after the option was granted (i.e., the minimum required time), then, upon sale or disposition of the shares, the difference between the exercise price and the fair market value of the shares of Solidion’s common stock as of the date of exercise will be treated as a long-term capital gain, and not ordinary income. If a recipient fails to hold the shares for the minimum required time the recipient will recognize ordinary income in the year of disposition generally in an amount equal to any excess of the fair market value of the common stock purchased on the date of exercise (or, if less, the amount realized on disposition of the shares) over the exercise price paid for the shares. Any further gain (or loss) realized by the recipient generally will be taxed as short-term or long-term gain (or loss) depending on the holding period. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient.

Non-statutory Stock Options. The recipient of an NSO generally will not be taxed upon the grant of the option. Federal income taxes are generally due from a recipient of NSOs when the options are exercised. The excess of the fair market value of the common stock purchased on such date over the exercise price of the option is taxed as ordinary income. Thereafter, the tax basis for the acquired shares is equal to the amount paid for the shares plus the amount of ordinary income recognized by the recipient. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient by reason of the exercise of the option. Any gain that the recipient realizes when he or she later sells or disposes of the acquired shares will be short-term or long-term capital gain, depending on how long the shares were held.

Restricted Stock Awards. Recipients who receive awards of restricted shares subject to a vesting requirement (i.e., the restricted shares are nontransferable and is subject to a substantial risk of forfeiture) generally will recognize ordinary income at the time vesting occurs in an amount equal to the fair market value of the shares at that time minus the amount, if any, paid for the shares. However, a recipient who receives restricted shares subject to a vesting requirement (i.e., the restricted shares are nontransferable and is subject to a substantial risk of forfeiture) may, within 30 days of the date the shares are granted, elect in accordance with Section 83(b) of the Code to recognize ordinary compensation income at the time of transfer of the shares rather than upon the vesting dates. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Restricted Stock Unit Awards. Recipients will not recognize income, and the Company will not be allowed a tax deduction, at the time of a restricted stock unit award is granted. Recipients who receive restricted stock unit awards generally will recognize ordinary income when they receive shares upon settlement of the awards in an amount equal to the fair market value of the shares at that time (less any amount the recipients paid for the stock or property). Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Stock Appreciation Rights. Recipients who receive stock appreciation rights generally will recognize ordinary income upon exercise in an amount equal to the excess of the fair market value of the underlying shares of common stock on the exercise date over the exercise price. Solidion, subject to Section 162(m) of the Code, generally will be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Deductions. Section 162(m) of the Code may limit Solidion’s ability to take a tax deduction with respect to awards made to recipients that are covered employees to the extent that the compensation to such recipient for a taxable year exceeds $1,000,000.

Section 409A of the Code. The incentive plan permits the grant of various types of incentive awards, which may or may not be exempt from Section 409A of the Code. If an award is subject to Section 409A of the Code, and if the requirements of Section 409A of the Code are not met, the taxable events as described above could apply earlier than described, and could result in the imposition of additional taxes and penalties.

Tax Withholding. The Company Group has the right to deduct or withhold, or require a participant to remit to the Company Group, an amount sufficient to satisfy federal, state, and local taxes (including employment taxes) required by law to be withheld with respect to any exercise, lapse of restriction or other taxable event arising as a result of the incentive plan.

Incentive Plan Benefits

Grants of awards under the incentive plan are subject to the discretion of the plan administrator. Therefore, it is not possible to determine the future benefits that will be received by participants under the incentive plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2025 with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	$—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 9, 2026, by:

●	each person known to be the beneficial owner of 5% or more of our outstanding common stock;

●	each executive officer;

●	each director; and

●	all of the executive officers and directors as a group.

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

The information set forth in the table below is based on 7,745,683 shares of common stock outstanding as of February 9, 2026.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 13355 Noel Rd, Suite 1100, Dallas, TX 75240.

Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
More than 5% Beneficial Owners
Henry Ikezi(1)	3,447,957	44.5
Global Graphene Group, Inc.(2)	1,744,695	22.5

Named Executive Officers and Directors
Dr. Bor Jang(2)	—	—
Jaymes Winters	3,745	*
Vlad Prantsevich	2,425	*
Karin-Joyce (KJ) Tjon	40,200	*
John Davis	40,000	*
Dr. Songhai Chai	—	—
All executive officers and directors as a group (6 persons)	86,370	1.1

*	Denotes beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)	Based on a Schedule 13D/A filed by Henry Ikezi, Madison Bond LLC and Bayside Project LLC on November 4, 2025. Includes 2,758,366 shares of common stock held of record by Madison Bond LLC and 689,591 shares of common stock held of record by Bayside Project LLC. Mr. Ikezi is the Manager of FUN Investment Homes, LLC, which is the Manager of Madison Bond LLC. Mr. Ikezi is the Manager of Bayside Project LLC. The principal business address is 2 Penn Plaza 31st Floor, New York, NY, 10121.
(2)	Based on a Schedule 13D/A filed by Global Graphene Group, Inc. (“G3”) on December 15, 2025. G3 is managed by a board of directors consisting of Dr. Jang, Dr. Zhamu, Henry Wang, Max Wu, Wei Hsu, Edson Chang, and Hyun Yeo. Any action by G3 with respect to the shares of Solidion, including voting and dispositive decisions, requires a majority vote of the members of the board of managers of G3. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of G3’s directors, none of the directors is deemed to be a beneficial owner of shares of Solidion, even those in which any director holds a pecuniary interest. Dr. Jang is Chairman of our Board of Directors and our Chief Science Officer. The principal business address is 1240 McCook Ave, Dayton, OH 45404.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Contribution Agreement.    HBC and G3 entered into the Contribution Agreement, dated as of February 2. 2024 (the “Contribution Agreement”), pursuant to which, among other things, G3 will contribute and transfer to HBC all its right, title and interest in, to and under certain battery-related assets and HBC will assume certain related liabilities, as more specifically set forth thereunder. The parties intend that such contribution will qualify as a transaction described in Section 351(a) of the Code and the Treasury Regulations promulgated thereunder. The Contribution Agreement is attached to the registration statement of which this prospectus forms a part as Exhibit 10.10.

Supply and License Agreement.    HBC and G3 entered into the Supply and License Agreement, dated as of February 2, 2024 (the “SLA”), pursuant to which, among other things, G3 will sell to and supply from time to time HBC certain graphene and graphite products and G3 will provide to HBC a non-exclusive license to certain G3 patents, technology and know-how relating to graphene production to make and have made graphene materials for HBC’s own needs, as more specifically set forth thereunder. The SLA is attached to the registration statement of which this prospectus forms a part as Exhibit 10.11.

Shared Services Agreement.    HBC and G3 entered into the Shared Services Agreement, dated as of February 2, 2024 (the “SSA”), pursuant to which, among other things, G3 will continue to provide Solidion with certain operational and other support services, including assigning certain employees to work for Solidion to provide support to Solidion’s operations and sending its employees to Solidion on a short-term basis to provide support, and sharing the use of certain equipment, administrative office space, production space, laboratory space and loading space. In exchange for receipt of such services and uses, the SSA contemplates that the parties will pay fees to each other, as more specifically set forth thereunder. The SSA is attached to the registration statement of which this prospectus forms a part as Exhibit 10.12.

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

Director and Executive Officer Indemnification

Solidion’s organizational documents provide, and Solidion’s second amended and restated certificate of incorporation and amended and restated Bylaws provide, for indemnification for its directors and executive officers to the fullest extent permitted by law. Solidion has entered into indemnification agreements with each of its directors and executive officers. Such agreements provide among other things, the officers and directors of Solidion with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted by law, including to the extent they serve at Solidion’s request as directors, officers, employees or other agents of any other affiliated entity, to the fullest extent permitted by law.

Warrant Conversion

See “— Warrant Conversion,” “— Purchase Agreement Amendment” and “— Lock-up” under “Prospectus Summary — Recent Developments” for information regarding certain transactions the Company entered into with Madison Bond LLC and Bayside Project LLC and their manager, Henry Ikezi.

Share Issuances

See “— Unregistered Sales of Equity Securities” under “Prospectus Summary — Recent Developments” for information regarding certain share issuances to its non-executive directors and G3.

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

Meetings of The Board and Its Committees

The Board met 14 times during the fiscal year ended December 31, 2025. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee met six times, three times and one time, respectively, during the fiscal year ended December 31, 2025. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the fiscal year ended December 31, 2025 for which he or she was a director or committee member.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firms of CBIZ CPAs P.C. (“CBIZ”) and Deloitte & Touche LLP (“Deloitte”) act as our independent registered public accounting firms. The following is a summary of fees billed by CBIZ and Deloitte for services rendered.

Audit Fees. For the years ended December 31, 2025, and 2024, fees billed by our independent registered public accounting firms for audit services were as follows: CBIZ billed approximately $275,000 for the year ended December 31, 2025, and Deloitte billed approximately $554,581 and $775,985 for the years ended December 31, 2025 and 2024, respectively. CBIZ served as the Company’s independent registered public accounting firm for the year ended December 31, 2025. Deloitte, the Company’s former independent registered public accounting firm, performed review services and provided audit-related services in connection with certain registration statements. Audit services for the year ended December 31, 2024 were performed by Deloitte.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, CBIZ and Deloitte, respectively did not render audit-related services.

Tax Fees. For the years ended December 31, 2025 and 2024, CBIZ and Deloitte, respectively did not render tax compliance, tax advice and tax planning services.

All Other Fees. For the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by CBIZ and Deloitte other than those set forth above.

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

SOLIDION TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Solidion Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheet of Solidion Technology, Inc. (the “Company”) as of December 31, 2025, the related consolidated and combined statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025

Hartford, CT

April 15, 2026

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

Restatement of the 2024 Financial Statements

As discussed in Note 2 to the December 31, 2025 financial statements, the accompanying 2024 financial statements have been restated to correct misstatements.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements for the year ended December 31, 2024 have been prepared assuming that the Company will continue as a going concern. As of the date of issuance of the Company’s 2024 financial statements, the Company had experienced recurring net losses and net cash used in operating activities, had generated minimal sales, and was not in compliance with Nasdaq listing rules, which raised substantial doubt about its ability to continue as going concern. Management’s plans in regards to these matters were also described in the 2024 financial statements. The 2024 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

Dayton, Ohio

April 15, 2025 (December 8, 2025, as to the effects of the reverse stock split described in Note 3, and April 15, 2026, as to the effects of the restatement discussed in Note 2)

We began serving as the Company’s auditor in 2024. In 2025 we became the predecessor auditor.

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2025	December 31, 2024 (Restated)
ASSETS
Current Assets:
Cash	$204,725	$3,353,732
Accounts receivable	5,110	999
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	170,257	206,784
Other current assets	76,166	-
Total Current Assets	783,188	3,888,445

Property and Equipment, net of depreciation	2,022,043	2,094,536
Patents, net of amortization	1,991,623	1,972,830
Total Assets	$4,796,854	$7,955,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,509,936	$2,135,586
Income taxes payable	-	6,369
Excise tax payable	964,463	909,871
Derivative liabilities	4,772,600	25,272,650
Due to related party	87,873	87,873
Convertible notes	-	527,500
Short-term notes payable	2,647,556	1,917,962
Total Liabilities	11,982,428	30,857,811

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 7,465,283 and 2,633,956 issued and outstanding as of December 31, 2025 and 2024, respectively	746	13,169
Additional paid-in capital	159,027,646	101,998,956
Stock subscription receivable	(2,841,427)	(2,545,586)
Accumulated deficit	(163,372,539)	(122,368,539)
Total Stockholders’ Deficit	(7,185,574)	(22,902,000)
Total Liabilities and Stockholders’ Deficit	$4,796,854	$7,955,811

The accompanying notes are an integral part of these consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024 (Restated)
Net sales	$13,350	$-
Cost of goods sold	6,648	-
Gross profit	6,702	-

Operating Expenses
Research and development	3,422,897	2,375,163
Selling, general and administrative	9,504,711	10,924,374
Total operating expenses	12,927,608	13,299,537

Operating loss	(12,920,906)	(13,299,537)

Other Income (Expense)
Change in fair value of derivative liabilities	(28,250,727)	12,275,217
Loss on issuance of common stock and warrants	-	(31,033,622)
Interest income	19,094	13,806
Interest expense	(108,971)	(366,963)
Other income (expense)	257,510	(5,934)
Total other expense	(28,083,094)	(19,117,496)

Net loss before provision for income taxes	(41,004,000)	(32,417,033)

Provision for income taxes	-	-

Net loss	$(41,004,000)	$(32,417,033)

Weighted average number of shares of common stock outstanding – basic and diluted	3,946,294	2,051,708
Basic and diluted net loss per share of common stock	$(10.39)	$(15.80)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

Consolidated AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Stock Subscription	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2023	—	$—	$28,857,965	$(25,445,506)	$—	$3,412,459
Retroactive application of recapitalization to December 31, 2023	1,396,000	6,980	(6,980)	—	—	—
Adjusted beginning balance	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Balance at January 1, 2024, after retroactive application of recapitalization	1,396,000	6,980	28,850,985	(25,445,506)	—	3,412,459
Capital contributions from related party	—	—	487,273	—	—	487,273
Issuance of common stock upon consummation of the Merger	120,093	600	(27,888,519)	—	—	(27,887,919)
Conversion of convertible notes into common stock upon consummation of the Merger	119,245	596	3,174,404	—	—	3,175,000
Stock subscription receivable	—	—	—	—	(80,241)	(80,241)
Earnout Arrangement	—	—	63,600,000	(63,600,000)	—	—
Contingent consideration	—	—	906,000	(906,000)	—	—
Convertible note – stock issuance loss	—	—	2,805,678	—	—	2,805,678
Private Placements	347,016	1,735	12,930,262	—	—	12,931,997
Issuance costs in connection with the Private Placements	—	—	(419,499)	—	—	(419,499)
Shares issued from exercise of Series A Warrants	274,858	1,375	7,321,820	—	—	7,323,195
Shares issued from exercise of Series B Warrants	114,992	575	2,671,354	—	—	2,671,929
Issuance of common stock for Forward Purchase Agreement	190,860	954	3,123,425	—	(2,372,232)	752,147
Issuance of common stock for Forward Purchase Agreement Compensation	57,000	285	1,025,715	—	—	1,026,000
Forward Purchase Agreement – subscription receivable discount	—	—	93,113	—	(93,113)	—
Stock-based compensation to consultant	—	—	700,000	—	—	700,000
Shares issued to consultant	13,892	69	249,931	—	—	250,000
Stock-based compensation	—	—	2,367,014	—	—	2,367,014
Net Loss	—	—	—	(32,417,033)	—	(32,417,033)
Balance at December 31, 2024	2,633,956	13,169	101,998,956	(122,368,539)	(2,545,586)	(22,902,000)
Shares issued from exercise of Series A Warrants	280,287	101	4,475,753	—	—	4,475,854
Conversion of convertible notes into common stock	68,095	339	527,161	—	—	527,500
Reverse stock split	(112)	(13,311)	12,851	—	—	(460)
Shares issued from Earnout Arrangement	450,000	45	(45)	—	—	—
Shares issued from Series C and D Warrant Conversion	3,447,957	343	43,030,159	—	—	43,030,502
Shares issuable upon settlement of warrants	—	—	1,915,988	—	—	1,915,988
Forward Purchase Agreement – subscription receivable discount	—	—	295,841	—	(295,841)	—
Stock-based compensation to consultants	345,100	36	3,821,086	—	—	3,821,122
Stock-based compensation	240,000	24	2,949,896	—	—	2,949,920
Net Loss	—	—	—	(41,004,000)	—	(41,004,000)
Balance at December 31, 2025	7,465,283	$746	$159,027,646	$(163,372,539)	$(2,841,427)	$(7,185,574)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SOLIDION TECHNOLOGY, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024 (Restated)
Cash Flows From Operating Activities:
Net loss	$(41,004,000)	$(32,417,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294,442	350,509
Stock based compensation	2,949,920	2,367,014
Equity compensation expense	3,821,122	1,976,000
Non-cash interest expense	—	303,061
Non-cash gain related to adjustment of note payable balance	(257,512)	—
Change in fair value of derivative liabilities	28,250,727	(12,275,217)
Loss on issuance of common stock and warrants	—	31,033,622
Changes in operating assets and liabilities:
Accounts receivable	(4,111)	1,165
Inventory	—	(1,700)
Prepaid expenses	36,527	3,515
Other current assets	(76,166)	—
Accounts payable and accrued expenses	1,404,126	1,344,669
Income taxes payable	(6,369)	(82,898)
Excise taxes	54,592	19,486
Net Cash Used In Operating Activities	(4,536,702)	(7,377,807)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,812)	—
Capitalized patent costs	(122,930)	(246,074)
Net Cash Used In Investing Activities	(240,742)	(246,074)

Cash Flows From Financing Activities:
Capital contributions from Global Graphene Group	—	487,273
Cash received from NUBI Trust	—	25,160,047
Discount payment related to Non Redemption Agreement	—	(13,937,997)
Reimbursement of consideration shares related to the Forward Purchase Agreement	—	(2,193,800)
Reimbursement of Recycled Shares related to Forward Purchase Agreement	—	(80,241)
Transaction expenses in connection with the Merger	—	(8,948,009)
Inflow from Merger	—	17,555
Proceeds from convertible notes	—	527,500
Proceeds from short-term notes	1,000,000	670,000
Repayment of short-term notes	(42,671)	(1,389,146)
Proceeds from issuance of common stock and warrants in connection with Private Placement	—	7,850,000
Proceeds from issuance of common stock from exercise of warrants	671,568	4,259,241
Issuance costs in connection with Private Placement	—	(419,499)
Repayment of related party payable	—	(1,026,091)
Cash used to settle fractional shares	(460)	—
Net Cash Provided By Financing Activities	1,628,437	10,976,833

Net change in cash	(3,149,007)	3,352,952

Cash at beginning of period	3,353,732	780
Cash at end of period	$204,725	$3,353,732

Supplemental disclosure
Cash paid for interest expense	$16,627	$169,911
Cash paid for federal income taxes	$6,369	$89,959

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$—	$4,993
Issuance of Common Stock for Forward Purchase Agreement	$—	$3,124,379
Issuance of Common Stock upon cashless exercise of warrants	$11	$—
Stock subscription receivable, net of discount	$—	$2,372,232
FPA discount accretion	$295,841	$93,113
Convertible notes converted to common shares	$527,500	$—
Reclassification of warrant derivative liability to additional paid-in capital upon exercise of Series A warrants	$3,804,286	$—
Conversion of Series C and Series D warrant derivative liabilities into common stock	$43,030,502	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$13,311	$—
Capitalized interest to principal balance of short-term note payable	$29,777	$24,061
Shares issuable upon settlement of warrants	$1,915,988	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

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

(iii)	200,000 Earnout Shares if over any ten (10) trading days within any thirty (30) trading day period from and after the date that is one hundred eighty (180) days following the Closing Date until the fourth anniversary of the Closing Date, the VWAP of the shares of Solidion’s Class A common stock is greater than or equal to $1,250.00 per share (subject to any adjustment pursuant to the Merger Agreement).

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the year ended December 31, 2025, the Company recorded a net loss of $41,004,000, which included a non-cash, non-operating loss of $28,250,727 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $4,536,702 and as of December 31, 2025, had cash and cash equivalents of $204,725. For the year ended December 31, 2024, the Company recorded a net loss of $32,417,033, which included a gain of $12,275,217 due to the change in the fair value of derivative liabilities and a $31,033,622 loss due to the issuance of common stock and warrants, net cash used in operating activities of $7,377,807 and as of December 31, 2024, had cash and cash equivalents of $3,353,732.

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

On March 24, 2026, the company announced an annual meeting scheduled for June 11, 2026. As a result, the Company’s cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) extends until the date of the annual meeting. The Company is actively evaluating potential candidates to fill the vacancy on its Audit Committee and intends to regain compliance within the applicable cure period.

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

NOTE 2 — RESTATEMENT AND CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Fiscal Year 2024 Financial Statements

During the preparation and audit of the Company’s consolidated and combined financial statements for the year ended December 31, 2025, the Company identified errors related to (i) the accounting for the fair value remeasurement of the Series A and Series B derivative warrant liabilities issued in connection with the March 2024 private placement financing, (ii) the accounting for the issuance of shares and recognition of a discounted stock subscription receivable in connection with the Forward Purchase Agreement (“FPA”), and (iii) calculation of basic and diluted income (loss) per share.

Specifically, with respect to (i), the Company determined that the valuation methodologies and significant assumptions used to estimate the fair value of the derivative warrant liabilities were appropriate, however, the fair value of the warrant liabilities should have been remeasured and settled in equity at each exercise date with the fair value remeasurement recognized in the consolidated and combined statements of operations during fiscal year 2024, as required by ASC 815. As a result of the warrant remeasurement error, the Company determined that the previously reported non-cash, non-operating Change in fair value of derivative liabilities for the three months ended June 30, 2024 and September 30, 2024 was misstated by approximately $0.1 million and $2.3 million, respectively, and for the year ended December 31, 2024 was misstated by approximately $5.7 million, with a corresponding understatement of additional paid-in capital (“APIC”) within stockholders’ equity (deficit).

With respect to (ii), the Company determined that the issuance of 190,860 shares in connection with the FPA should have been recorded at the fair value of approximately $3.1 million upon issuance on August 29, 2024, with a corresponding credit to APIC and a reduction to stockholders’ equity through a stock subscription receivable. The Company further determined that the stock subscription receivable should have been recorded at its present value on the issuance date. The discount should be accreted over the remaining term of the FPA through February 2, 2027 on an effective yield basis, with accretion recorded as an increase to both the stock subscription receivable and APIC, with no impact to the statements of operations.

As a result of the FPA corrections, the Company determined that APIC within stockholders’ equity was understated by approximately $3.2 million as of December 31, 2024, stock subscription receivable within stockholders’ equity was understated by approximately $2.5 million as of December 31, 2024, and loss on issuance of common stock within other expense was understated by approximately $0.8 million for the three and nine months ended September 30, 2024 and year ended December 31, 2024. Additionally, for the period August 29, 2024 through December 31, 2024, accretion of the subscription receivable discount of approximately $0.1 million should have been recorded. The net impact on total stockholders’ equity (deficit) was zero.

With respect to (iii), the Company identified errors in the calculation of basic and diluted income (loss) per share for each of the interim periods and the full year ended December 31, 2024. Specifically, the basic income (loss) per share calculation was corrected to include shares that had been omitted from the weighted average share count, and to reflect the proper commencement date for certain shares. Additionally, the diluted income per share calculation for the three months ended June 30, 2024 was corrected to apply the treasury stock method to the Series A warrants, which were dilutive for that period and had been excluded from the original calculation. These corrections had no impact on the Company’s previously reported net income (loss), total assets, or stockholders’ equity.

Accordingly, the Company has restated its previously issued financial statements for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, and the year ended December 31, 2024 to correct for (i) the fair value remeasurement of the Company’s derivative warrant liabilities immediately prior to exercise and the related settlement of those liabilities in equity, (ii) the recognition of the FPA share issuance at fair value with a increase to APIC and stock subscription receivable, (iii) the recognition of the loss on issuance of common stock representing the discount on the stock subscription receivable, and (iv) the accretion of the stock subscription receivable discount through December 31, 2024. The correction of the warrant remeasurement error resulted in adjustments to Change in fair value of derivative liabilities within Other income (expense) and corresponding adjustments to APIC within stockholders’ equity, as well as the related impacts to earnings per share previously reported.

The warrant remeasurement adjustment represents a non-cash change and had no impact on the Company’s cash flows, but increased net income (loss), basic and diluted income (loss) per share, and accumulated deficit in the affected periods. The FPA correction resulted in corresponding increases to both APIC and stock subscription receivable within stockholders’ equity (deficit), a loss on issuance of common stock within Other income (expense), and accretion of the subscription receivable discount increasing both APIC and stock subscription receivable through December 31, 2024. The loss on issuance of common stock is a non-cash charge and is reflected as an addback within operating activities on the statement of cash flows for the nine months ended September 30, 2024 and the year ended December 31, 2024.

In addition, the Company previously recorded a revision in its consolidated financial statements for the year ended December 31, 2024 to correct an error related to the accounting for issuance costs associated with convertible notes totaling approximately $2.8 million, which affected the previously reported results as of and for the three months ended March 31, 2024, as of and for the six months ended June 30, 2024, and as of and for the nine months ended September 30, 2024. The revision was reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The restatement adjustments described above do not impact the Company's net operating loss or deferred tax assets because the additional expenses are not tax-deductible. Accordingly, there was no impact on the income tax provision for any restated period. The effective tax rate reconciliation has been updated to reflect the impact of the restatement on the pre-tax income (loss) for the affected periods, see Note 11 – Income Taxes to the financial statements.

The restatement tables below present the cumulative impact of both the previously recorded revision and the correction of the errors described above. The “As Reported” column reflects amounts as originally reported in the Company’s prior filings before the revision described above. The “Adjustment” column reflects the combined impact of (i) the previously recorded revision, (ii) the correction of the warrant accounting error, (iii) the correction of the FPA share issuance error, (iv) the recognition of FPA stock subscription receivable discount, and (v) the correction of the basic and diluted income (loss) per share calculation, as described above.

The impact of the restatement on the previously reported condensed consolidated and combined balance sheet as of March 31, 2024, is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	$-	$-	$-
Common stock; $0.0001 par value; 300,000,000 shares authorized; 1,738,005 issued and outstanding as of March 31, 2024	8,689	-	8,689
Additional paid-in capital	79,158,563	2,769,719	81,928,282
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated Deficit	(119,717,769)	(2,769,719)	(122,487,488)
Total Stockholders’ Equity (Deficit)	$(40,630,758)	$-	$(40,630,758)

The impact of the restatement on the previously reported condensed consolidated and combined balance sheet as of June 30, 2024, is as follows:

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	$-	$-	$-
Common stock; $0.0001 par value; 300,000,000 shares authorized; 1,742,004 issued and outstanding as of June 30, 2024	8,709	-	8,709
Additional paid-in capital	79,610,239	2,873,709	82,483,948
Stock subscription receivable	(80,241)	-	(80,241)
Accumulated Deficit	(97,699,353)	(2,873,709)	(100,573,062)
Total Stockholders’ Equity (Deficit)	$(18,160,646)	$-	$(18,160,646)

The impact of the restatement on the previously reported condensed consolidated and combined balance sheet as of September 30, 2024, is as follows:

	September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	$-	$-	$-
Common stock; $0.0001 par value; 300,000,000 shares authorized; 2,346,815 issued and outstanding as of September 30, 2024	11,733	-	11,733
Additional paid-in capital	85,617,896	8,350,845	93,968,741
Stock subscription receivable	(80,241)	(2,395,919)	(2,476,160)
Accumulated Deficit	(104,336,032)	(5,954,926)	(110,290,958)
Total Stockholders’ Equity (Deficit)	$(18,786,644)	$-	$(18,786,644)

The impact of the restatement on the consolidated and combined balance sheet as of December 31, 2024, is as follows:

	December 31, 2024
	As Reported	Adjustments	As Restated
Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	$-	$-	$-
Common stock; $0.0001 par value; 300,000,000 shares authorized; 2,633,956 issued and outstanding as of December 31, 2024	13,169	-	13,169
Additional paid-in capital	93,045,581	8,953,375	101,998,956
Stock subscription receivable	(80,241)	(2,465,345)	(2,545,586)
Accumulated Deficit	(115,880,509)	(6,488,030)	(122,368,539)
Total Stockholders’ Equity (Deficit)	$(22,902,000)	$-	$(22,902,000)

The impact of the restatement on the previously reported condensed consolidated and combined statement of operations for the three months ended March 31, 2024, is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$(8,182,500)	$-	$(8,182,500)
Loss on issuance of Common Stock and Warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	311	-	311
Interest expense	(3,739)	-	(3,739)
Other income (expense)	(1)	-	(1)
Total other expense	(26,006,927)	(2,769,719)	(28,776,646)

Net loss before income tax provision	(29,766,263)	(2,769,719)	(32,535,982)

Income tax provision	-	-	-

Net loss	$(29,766,263)	$(2,769,719)	$(32,535,982)

Weighted average shares outstanding, basic and diluted	1,563,968	24,839	1,588,807
Basic and diluted net loss per share	$(19.03)	$-	$(20.48)

The impact of the restatement on the previously reported condensed consolidated and combined statement of operations for the six months ended June 30, 2024, is as follows:

	For the Six Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$16,784,200	$(103,990)	$16,680,210
Loss on issuance of Common Stock and Warrants	(17,820,998)	(2,769,719)	(20,590,717)
Interest income	482	-	482
Interest expense	(22,923)	-	(22,923)
Other income (expense)	4,037	-	4,037
Total other income (expense)	(1,055,202)	(2,873,709)	(3,928,911)

Net income (loss) before income tax provision	(7,747,847)	(2,873,709)	(10,621,556)

Income tax provision	-	-	-

Net Income (loss)	$(7,747,847)	$(2,873,709)	$(10,621,556)

Weighted average number of shares of common stock outstanding, basic	1,651,120	62,547	1,713,667
Basic net income (loss) per share of common stock	$(4.69)	$-	$(6.20)

The impact of the restatement on the condensed consolidated and combined statement of operations for the three months ended June 30, 2024 is as follows:

	For the Three Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$24,966,700	$(103,990)	$24,862,710
Loss on issuance of Common Stock and Warrants	-	-	-
Interest income	171	-	171
Interest expense	(19,184)	-	(19,184)
Other income (expense)	4,038	-	4,038
Total other income (expense)	24,951,725	(103,990)	24,847,735

Net income (loss) before income tax provision	22,018,416	(103,990)	21,914,426

Income tax provision	-	-	-

Net Income (loss)	$22,018,416	$(103,990)	$21,914,426

Weighted average number of shares of common stock outstanding, basic	1,738,272	100,255	1,838,527
Basic net income (loss) per share of common stock	$12.67	$-	$11.92

Diluted net income (loss)	$22,018,416	$(12,029,950)	$9,884,476
Weighted average number of shares of common stock outstanding, diluted	1,923,190	50,191	1,973,381
Diluted net income (loss) per share of common stock	$11.45	$-	$5.01

The impact of the restatement on the previously reported condensed consolidated and combined statement of operations for the nine months ended September 30, 2024, is as follows:

	For the Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$24,017,035	$(2,433,060)	$21,583,975
Loss on issuance of Common Stock and Warrants	(27,475,797)	(3,521,866)	(30,997,663)
Interest income	2,055	-	2,055
Interest expense	(45,833)	-	(45,833)
Other income (expense)	3,665	-	3,665
Total other income (expense)	(3,498,875)	(5,954,926)	(9,453,801)

Net income (loss) before income tax provision	(14,384,526)	(5,954,926)	(20,339,452)

Income tax provision	-	-	-

Net Income (loss)	$(14,384,526)	$(5,954,926)	$(20,339,452)

Weighted average number of shares of common stock outstanding, basic	1,764,630	113,833	1,878,463
Basic net income (loss) per share of common stock	$(8.15)	$-	$(10.83)

The impact of the restatement on the condensed consolidated and combined statement of operations for the three months ended September 30, 2024 is as follows:

	For the Three Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$7,232,835	$(2,329,070)	$4,903,765
Loss on issuance of Common Stock and Warrants	(9,654,799)	(752,147)	(10,406,946)
Interest income	1,573	-	1,573
Interest expense	(22,910)	-	(22,910)
Other income (expense)	(372)	-	(372)
Total other income (expense)	(2,443,673)	(3,081,217)	(5,524,890)

Net income (loss) before income tax provision	(6,636,679)	(3,081,217)	(9,717,896)

Income tax provision	-	-	-

Net Income (loss)	$(6,636,679)	$(3,081,217)	$(9,717,896)

Weighted average number of shares of common stock outstanding, basic and diluted	1,989,183	215,289	2,204,472
Basic and diluted net income (loss) per share of common stock	$(3.34)	$-	$(4.41)

The impact of the restatement on the consolidated and combined statement of operations for the year ended December 31, 2024 is as follows:

	For the Year Ended December 31, 2024
	As Reported	Adjustments	As Restated
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	$18,011,100	$(5,735,883)	$12,275,217
Los on issuance of Common Stock and Warrants	(30,281,475)	(752,147)	(31,033,622)
Interest income	13,806	-	13,806
Interest expense	(366,963)	-	(366,963)
Other income (expense)	(5,934)	-	(5,934)
Total other income (expense)	(12,629,466)	(6,488,030)	(19,117,496)

Net income (loss) before income tax provision	(25,929,003)	(6,488,030)	(32,417,033)

Income tax provision	-	-	-

Net Income (loss)	$(25,929,003)	$(6,488,030)	$(32,417,033)

Weighted average number of shares of common stock outstanding, basic and diluted	1,993,662	58,046	2,051,708
Basic and diluted net income (loss) per share of common stock	$(13.01)	$-	$(15.80)

The impact of the restatement on the previously reported condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the three months ended March 31, 2024, is as follows:

	Three Months Ended March 31, 2024 (Unaudited)
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

The impact of the restatement on the previously reported condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2024, is as follows:

	For the Three and Six Months Ended June 30, 2024 (Unaudited)
	Additional		Stockholders’
	Paid-in	Accumulated	Equity
	Capital	Deficit	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	—	—	—
Net Loss	—	(29,766,263)	(29,766,263)
Balance at March 31, 2024	79,158,563	$(119,717,769)	(40,630,758)
Shares issued from exercise of Series B Warrants	14	—	34
Net Income	—	22,018,416	22,018,416
Balance at June 30, 2024	$79,610,239	$(97,699,353)	$(18,160,646)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(2,769,719)	(2,769,719)
Balance at March 31, 2024	2,769,719	(2,769,719)	—
Shares issued from exercise of Series B Warrants	103,990	—	103,990
Net Loss	—	(103,990)	(103,990)
Balance at June 30, 2024	$103,990	$(103,990)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	3,412,459
Convertible note – stock issuance loss	2,769,719	—	2,769,719
Net Loss	—	(32,535,982)	(32,535,982)
Balance at March 31, 2024	81,928,282	(122,487,488)	(40,630,758)
Shares issued from exercise of Series B Warrants	104,004	—	104,024
Net Income	—	21,914,426	21,914,426
Balance at June 30, 2024	$82,483,948	$(100,573,062)	$(18,160,646)

The impact of the restatement on the previously reported condensed consolidated and combined statement of changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2024, is as follows:

		For the Three and Nine Months Ended September 30, 2024 (Unaudited)
	Additional		Stock	Stockholders’
	Paid-in	Accumulated	Subscription	Equity
	Capital	Deficit	Receivable	(Deficit)
As Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	—	3,412,459
Convertible note – stock issuance loss	—	—	—	—
Net Loss	—	(29,766,263)	—	(29,766,263)
Balance at March 31, 2024	79,158,563	(119,717,769)	(80,241)	(40,630,758)
Shares issued from exercise of Series B Warrants	14	—	—	34
Net Income	—	22,018,416	—	22,018,416
Balance at June 30, 2024	79,610,239	(97,699,353)	(80,241)	(18,160,646)
Shares issued from exercise of Series A Warrants	162,007	—	—	162,054
Shares issued from exercise of Series B Warrants	1,370	—	—	1,886
Issuance of common stock for Forward Purchase Agreement	(954)	—	—	—
Forward Purchase Agreement – subscription receivable discount	—	—	—	—
Net Loss	—	(6,636,679)	—	(6,636,679)
Balance at September 30, 2024	$85,617,896	$(104,336,032)	$(80,241)	$(18,786,644)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—	—
Convertible note – stock issuance loss	2,769,719	—	—	2,769,719
Net Loss	—	(2,769,719)	—	(2,769,719)
Balance at March 31, 2024	2,769,719	(2,769,719)	—	—
Shares issued from exercise of Series B Warrants	103,990	—	—	103,990
Net Loss	—	(103,990)	—	(103,990)
Balance at June 30, 2024	103,990	(103,990)	—	—
Shares issued from exercise of Series A Warrants	31,703	—	—	31,703
Shares issued from exercise of Series B Warrants	2,297,367	—	—	2,297,367
Issuance of common stock for Forward Purchase Agreement	3,124,379	—	(2,372,232)	752,147
Forward Purchase Agreement – subscription receivable discount	23,687	—	(23,687)	—
Net Loss	—	(3,081,217)	—	(3,081,217)
Balance at September 30, 2024	$5,477,136	$(3,081,217)	$(2,395,919)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	—	3,412,459
Convertible note – stock issuance loss	2,769,719	—	—	2,769,719
Net Loss	—	(32,535,982)	—	(32,535,982)
Balance at March 31, 2024	81,928,282	(122,487,488)	(80,241)	(40,630,758)
Shares issued from exercise of Series B Warrants	104,004	—	—	104,024
Net Income	—	21,914,426	—	21,914,426
Balance at June 30, 2024	82,483,948	(100,573,062)	(80,241)	(18,160,646)
Shares issued from exercise of Series A Warrants	193,710	—	—	193,757
Shares issued from exercise of Series B Warrants	2,298,737	—	—	2,299,253
Issuance of common stock for Forward Purchase Agreement	3,123,425	—	(2,372,232)	752,147
Forward Purchase Agreement – subscription receivable discount	23,687	—	(23,687)	—
Net Loss	—	(9,717,896)	—	(9,717,896)
Balance at September 30, 2024	$93,968,741	$(110,290,958)	$(2,476,160)	$(18,786,644)

The impact of the restatement on the consolidated and combined statement of changes in stockholders’ (deficit) equity for the year ended December 31, 2024 is as follows:

	For the Year Ended December 31, 2024
	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Equity (Deficit)
As Previously Reported
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	—	3,412,459
Shares issued from exercise of Series A Warrants	4,255,907	—	—	4,257,282
Shares issued from exercise of Series B Warrants	1,384	—	—	1,959
Issuance of common stock for Forward Purchase Agreement	(954)	—	—	—
Forward Purchase Agreement – subscription receivable discount	—	—	—	—
Net Loss	—	(25,929,003)	—	(25,929,003)
Balance at December 31, 2024	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)

Adjustments
Balance at January 1, 2024, after retroactive application of recapitalization	—	—	—	—
Shares issued from exercise of Series A Warrants	3,065,913	—	—	3,065,913
Shares issued from exercise of Series B Warrants	2,669,970	—	—	2,669,970
Issuance of common stock for Forward Purchase Agreement	3,124,379	—	(2,372,232)	752,147
Forward Purchase Agreement – subscription receivable discount	93,113		(93,113)
Net Loss	—	(6,488,030)	—	(6,488,030)
Balance at December 31, 2024	$8,953,375	$(6,488,030)	$(2,465,345)	$—

As Restated
Balance at January 1, 2024, after retroactive application of recapitalization	28,850,985	(25,445,506)	—	3,412,459
Shares issued from exercise of Series A Warrants	7,321,820	—	—	7,323,195
Shares issued from exercise of Series B Warrants	2,671,354	—	—	2,671,929
Issuance of common stock for Forward Purchase Agreement	3,123,425	—	(2,372,232)	752,147
Forward Purchase Agreement – subscription receivable discount	93,113	—	(93,113)	—
Net Loss	—	(32,417,033)	—	(32,417,033)
Balance at December 31, 2024	$101,998,956	$(122,368,539)	$(2,545,586)	$(22,902,000)

The impact of the restatement on the previously reported condensed consolidated and combined statement of cash flows for the three months ended March 30, 2024, is as follows:

	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(29,766,263)	$(2,769,719)	$(32,535,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	94,392	-	94,392
Stock-based compensation	1,359,000	-	1,359,000
Change in fair value of derivative liabilities	8,182,500	-	8,182,500
Loss on issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

The impact of the restatement on the previously reported condensed consolidated and combined statement of cash flows for the six months ended June 30, 2024, is as follows:

	For the Six Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(7,747,847)	$(2,873,709)	$(10,621,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	197,303	-	197,303
Stock-based compensation	1,810,662	-	1,810,662
Change in fair value of derivative liabilities	(16,784,200)	103,990	(16,680,210)
Loss on issuance of common stock and warrants	17,820,998	2,769,719	20,590,717

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

The impact of the restatement on the previously reported condensed consolidated and combined statement of cash flows for the nine months ended September 30, 2024, is as follows:

	For the Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(14,384,526)	$(5,954,926)	$(20,339,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	298,805	-	298,805
Stock-based compensation	2,088,838	-	2,088,838
Equity compensation expense	1,726,000	-	1,726,000
Change in fair value of derivative liabilities	(24,017,035)	2,433,060	(21,583,975)
Loss on issuance of common stock and warrants	27,475,797	3,521,866	30,997,663

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

Supplemental disclosure of non-cash financing activities:

As a result of the restatement, the Company has disclosed the following non-cash financing activity for the nine months ended September 30, 2024:

Supplemental disclosure of non-cash financing activities:	As Reported	Adjustments	As Restated
Issuance of Common Stock upon the closing of the Merger	$2,435	$—	$2,435
Issuance of Common Stock for Forward Purchase Agreement	$—	$3,124,379	$3,124,379
Stock subscription receivable, net of discount	$—	$2,372,232	$2,372,232
FPA discount accretion	$—	$23,687	$23,687

The impact of the restatement on the consolidated and combined statement of cash flows for the year ended December 31, 2024 is as follows:

	For the Year Ended December 31, 2024
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(25,929,003)	$(6,488,030)	$(32,417,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	350,509	-	350,509
Stock-based compensation	2,367,014	-	2,367,014
Equity compensation expense	1,976,000	-	1,976,000
Non-cash interest expense	303,061	-	303,061
Change in fair value of derivative liabilities	(18,011,100)	5,735,883	(12,275,217)
Loss on issuance of common stock and warrants	30,281,475	752,147	31,033,622

There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

Supplemental disclosure of non-cash financing activities:

As a result of the restatement, the Company has disclosed the following non-cash financing activity for the year ended December 31, 2024:

Supplemental disclosure of non-cash financing activities:	As Reported	Adjustments	As Restated
Issuance of Common Stock upon the closing of the Merger	$4,993	$—	$4,993
Issuance of Common Stock for Forward Purchase Agreement	$—	$3,124,379	$3,124,379
Stock subscription receivable, net of discount	$—	2,372,232	$2,372,232
FPA discount accretion	$—	$93,113	$93,113
Capitalized interest to principal balance of short-term note payable	$24,061	$—	$24,061

Impact of the Restatement on Previously Issued Unaudited 2025 Interim Financial Statements

The restatement of the Company’s 2024 financial statements resulted in adjustments to the Company’s opening stockholders’ equity as of January 1, 2025. The adjustments had no impact on the Company’s previously issued statements of operations or cash flows for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

The adjustments reflect (i) a reclassification within stockholders’ equity between additional paid-in capital and accumulated deficit related to the fair value remeasurement of the Company’s derivative warrant liabilities immediately prior to exercise, which did not impact total stockholders’ equity (deficit), net income (loss), or cash flows for those periods, and (ii) the recognition of APIC and a corresponding stock subscription receivable associated with the issuance of FPA shares, recorded at the fair value of the shares on the issuance date net of a discount reflecting the present value of the subscription receivable, which resulted in a loss on issuance of common stock, with no impact total stockholders’ equity (deficit), or cash flows, and (iii) the recognition of FPA stock subscription receivable discount representing accretion from August 29, 2024 through December 31, 2024, which did not impact total stockholders’ equity (deficit), net income (loss), or cash flows.

Because the restatement only affected the Company’s opening balances as of January 1, 2025, the Company has presented the impact on the previously issued interim balance sheets for 2025.

Accordingly, the Company has restated the previously issued interim balance sheets included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and September 30, 2025 and Form 10-Q/A for the quarter ended June 30, 2025 to reflect the corrected opening equity balances.

	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2025 (as previously reported)	$93,045,581	$(115,880,509)	$(80,241)	$(22,902,000)
Correction of prior-period error – warrant remeasurement	5,735,883	(5,735,883)	—	—
Correction of prior-period error – Issuance of FPA shares	3,124,379	(752,147)	(2,372,232)	—
Correction of prior-period error – FPA subscription receivable discount	93,113	—	(93,113)	—
Balance at January 1, 2025 (as restated)	101,998,956	(122,368,539)	(2,545,586)	(22,902,000)
Net income	—	9,194,630	—	9,194,630
Balance at March 31, 2025	103,535,931	(113,173,909)	(2,545,586)	(12,183,292)
Net loss	—	(2,113,859)	—	(2,113,859)
Balance at June 30, 2025	103,738,980	(115,287,768)	(2,545,586)	(14,094,102)
Net loss	—	(4,092,145)	—	(4,092,145)
Balance at September 30, 2025	104,518,211	(119,379,913)	(2,545,586)	(17,407,000)

Additionally, the diluted net income (loss) per share included in certain periods of the 2025 interim financial information was corrected to apply the treasury stock method to outstanding warrants. For the three months ended March 31, 2025, the six months ended June 30, 2025, and the nine months ended September 30, 2025, the previously reported diluted net income (loss) per share of $3.04, $1.33, and $0.60 should have been $(0.30), $(0.53), and $(1.12), respectively.

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

The CODM uses consolidated net (loss) as the measure of segment profit or loss. Expense information is also reviewed only at the consolidated level, as presented in the Company’s consolidated statement of operations. Research and development expense has been identified as a significant segment expense, with all other expense lines being considered part of ‘Other segment items.’ Additionally, the CODM evaluates assets on a consolidated basis. As such, the Company reports segment profit or loss, segment expenses, and segment assets on a consolidated and combined basis.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2025 and 2024, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of December 31, 2025 and 2024, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of December 31, 2025 and 2024, the Company determined that no write off was required.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized. The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Indicators of impairment may include significant underperformance relative to historical or projected future operating results, changes in the manner or duration of use of the asset, adverse changes in business climate, or plans for disposal or restructuring.

When an impairment indicator is identified, the Company performs a recoverability test by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset group. The impairment loss is included in operating results in the period it is determined.

Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2025 and 2024.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Land improvements	15 years
Machinery & equipment	5 years

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Land improvements	$60,137	$60,137
Buildings	1,302,401	1,302,401
Building improvements	2,275,583	2,275,583
Machinery and equipment	2,204,815	2,087,003
Total property and equipment	5,842,936	5,725,124
Less: accumulated depreciation	(3,820,893)	(3,630,588)
Property and equipment, net	$2,022,043	$2,094,536

Depreciation expense of property and equipment was $190,305 and $224,616 for the year ended December 31, 2025 and 2024, respectively.

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

Net unissued and issued patents were $1,155,195 and $836,428 as of December 31, 2025, respectively; and $1,110,815 and $862,014 as of December 31, 2024, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2025 and 2024. Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Issued patents
Gross carrying amount	$1,585,894	$1,507,352
Less: accumulated amortization	(749,467)	(645,337)
Issued patents, net	836,427	862,015
Patents pending (not amortized)	1,155,196	1,110,815
Total intangible assets, net	$1,991,623	$1,972,830

Amortization expense for the patents included in the consolidated and combined statements of operations was $104,137 and $125,893 for the years ended December 31, 2025 and 2024. Future amortization expense for the patents over the next five years is anticipated to be approximately $105,000 per year.

Leases

The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with an initial lease term of 12 months or less are not recorded on the consolidated and combined balance sheet.

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the consolidated and combined balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its consolidated and combined balance sheets as of December 31, 2025, and 2024.

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

During the three months ended March 31, 2025, the Company ceased research and development operations at its Taiwan location. The results of operations for this location were immaterial to the Company’s consolidated and combined financial statements for all periods presented. No material exit or disposal costs were incurred in connection with the shutdown.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, the Company recognized an uncertain tax position of approximately $0.4 million and $0.2 million, respectively, reflected as a reduction of the Company’s gross deferred tax asset. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2025, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated and combined financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

Net (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding for the period.

The calculation of diluted (loss) per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of December 31, 2025 and 2024. As such, net (loss) per common stock is the same for basic and diluted loss per share for the year ended December 31, 2025 and 2024.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive at December 31, 2025:

December 31, 2025
HBC Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	508,857
Stock-based compensation - equity awards	19,333
Stock-based compensation - warrants	12,000
Total common stock equivalents excluded from dilutive loss per share	775,790

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive at December 31, 2024:

December 31, 2024
HBC Holdback Shares	4,000
Warrants – Public	123,500
Warrants – Private	108,100
Warrants - Series A	167,976
Warrants - Series C	488,699
Warrants - Series D	244,349
HBC Earnout Shares	450,000
Total common stock equivalents excluded from dilutive loss per share	1,586,624

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

The Company accounts for the outstanding Series A issued in connection with the March 2024 private placement financing (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes the Black-Scholes options pricing model to determine the fair value of the Series A and Series B warrants, and a Monte Carlo simulation model to determine the fair value of the Series C and Series D warrants. The resulting fair value is recorded as a derivative liability on the consolidated and combined balance sheets, and with changes in the fair value of the PIPE Warrants recorded as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s consolidated and combined statements of operations.

Forward Purchase Agreement

The Company accounts for the FPA as either equity-classified or liability-classified instruments based on an assessment of the FPA specific terms and applicable authoritative guidance under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the FPA meets all of the requirements for equity classification under ASC 815, including whether the FPA is indexed to the Company’s own common shares and whether the FPA holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of FPA issuance and as of each subsequent quarterly period end date while the FPA is outstanding.

The Company has determined that the FPA does not meet all of the criteria for equity classification under ASC 815, as the FPA fails the fixed-for-fixed test under ASC 815-40 due to the bi-weekly Reset Price mechanism, the Dilutive Offering Reset provision, and the VWAP Trigger Event, each of which creates variability in the settlement amount that is not purely a function of the Company’s own stock price. Accordingly, the FPA is classified as a liability-classified derivative instrument, recorded at fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the consolidated and combined balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s consolidated and combined statements of operations.

Upon the issuance of shares in connection with the FPA, the Company recognizes (i) an increase to APIC measured at the fair value of the FPA at the time of share issuance, (ii) a corresponding stock subscription receivable of equal amount as a contra-equity component within stockholders’ equity (deficit), representing the present value of the consideration receivable for the shares issued, and (iii) a loss on issuance of common stock within Other Income (Expense) representing the difference between the face value of the stock subscription receivable and its present value at the issuance date. The discount between the face value and present value of the stock subscription receivable is accreted using the effective interest method over the remaining term of the FPA, with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit). The stock subscription receivable is presented as a reduction to total stockholders’ equity (deficit) and is relieved as Optional Early Termination proceeds are received from the Forward Purchase Investor.

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

In accordance with SEC Staff Accounting Bulletin Topic 4C, all share and per-share amounts in the accompanying consolidated and combined financial statements and notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Effective January 1, 2025, the Company adopted ASU 2023-09. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated and combined financial statements. The adoption affected disclosures, such as expanded income tax disclosures, and did not impact the Company’s financial position, results of operations, or cash flows. See Note 11 – Income Taxes to the consolidated and combined financial statements for additional information.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated and combined financial statements and related disclosures.

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

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, depending on whether the G3 Tax Lien was settled by G3 prior to closing. See Note 6 for further discussion regarding Holdback Shares related to the G3 Tax Lien. As of the Merger closing and the year ended December 31, 2025, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued as of December 31, 2025.

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

NOTE 5 — RELATED PARTIES

Capital Contributions from Global Graphene Group (“G3”)

G3, a significant shareholder of the Company, infused capital resources into the business to cover operating expenses incurred prior to the close of the merger. The capital contributions from G3 included allocations for payroll, rent and facility costs, and professional services. The total capital contributions from G3 amounted to $0 and $487,273 for the year ended December 31, 2025 and 2024, respectively.

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of December 31, 2025 and 2024, respectively.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $265,126 and $170,105 respectively for the years ended December 31, 2025 and 2024. Expenses incurred related to the SSA employees were $394,213 and $576,309, respectively for the years ended December 31, 2025 and 2024. There were $209,979 and $10,000 in amounts outstanding as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, amounts outstanding to G3 were $0, and amounts outstanding to Mach FM Corp were $87,873.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of December 31, 2025, the 4,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 further discussion regarding Holdback Shares related to the G3 Tax Lien.

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

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,200,000 as of December 31, 2025.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and through December 31, 2025, the G3 Tax Lien remained unsettled by G3 and as of December 31, 2025, the 4,000 holdback shares have not been issued.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 7,465,283 and 2,633,956 shares of common stock issued and outstanding, respectively.

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

The Company accounts for the outstanding PIPE Warrants as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes the Black-Scholes options pricing model to determine the fair value of the Series A and Series B warrants, and a Monte Carlo simulation model to determine the fair value of the Series C and Series D warrants. The resulting fair value is recorded as a Derivative liability on the consolidated and combined balance sheets, and records changes in the fair value of the PIPE Warrants as a non-cash other income (expense) within Change in fair value of derivatives account on the Company’s consolidated and combined statements of operations.

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

Certain prior-period amounts presented in this footnote related to the change in fair value of derivative liabilities have been restated to reflect the correction of an error related to the accounting for the Series A and Series B warrant exercises. See Note 2 – Restatement and Correction of Errors in Previously Reported Consolidated Financial Statements for additional information.

The Company used a Monte Carlo analysis to determine the fair value of the warrants at the date of issuance on March 15, 2024 and as of the reporting date. The total fair value of the Series A Warrants and Series B Warrants measured at issuance was $12,656,550 and $82,450, respectively, which exceeded the total gross proceeds from the March Private Placement of $3,850,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of common stock and warrants of $17,820,998.

The fair value of the Series A and Series B Warrants as of December 31, 2024, was $4,955,300 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain from the change in fair value of derivatives of $2,047,817 and a loss from the issuance of warrants of $17,820,998 for the year ended December 31, 2024, respectively. As of December 31, 2024, investors received 274,858 and 114,992 common shares from exercise of Series A and Series B warrants, respectively. As of December 31, 2024, 167,976 Series A Warrants and no Series B Warrants remained outstanding.

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

The fair value of the Series A and Series B Warrants as of December 31, 2025, was $3,383,900 and $0, respectively. The Company recorded non-cash loss from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $2,232,886 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 591,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 670,137 common shares. As of December 31, 2025, 508,857 Series A Warrants and no Series B Warrants remained outstanding.

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

The Company used a Monte Carlo analysis to determine the fair value of the warrants at the date of issuance on August 30, 2024 and as of the reporting date. The total fair value of the Series C Warrants and Series D Warrants measured at issuance was $8,114,650 and $1,540,150, respectively, which exceeded the total gross proceeds from the August Private Placement of $4,000,000. As the fair value of the derivative liability exceeded the proceeds on the day of issuance, the difference was recorded as a loss from issuance of common stock and warrants of $9,654,799.

The fair value of the Series C Warrants and Series D Warrants as of December 31, 2024 was $13,703,250 and $210,000, respectively, resulting in a non-cash loss of $4,258,450 during the year ended December 31, 2024. There were no Series C Warrants and Series D Warrants exercised as of December 31, 2024.

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

On October 8, 2025, Madison Bond LLC and Bayside Project LLC (together, the “New Holders”) purchased all of the outstanding Series C and Series D Warrants previously issued by the Company pursuant to the August Subscription Agreement. Immediately thereafter, the Company exercised its rights under the August Subscription Agreement to convert all remaining unexercised portions of the Series C and Series D Warrants into shares of common stock at a ratio of one share per warrant. On October 24, 2025, the New Holders received 3,447,957 shares of the Company’s common stock.

On December 8, 2025, the Company entered into an agreement with Anson Investments Master Fund LP (“Anson”), pursuant to which it issued 240,400 shares of common stock to Anson in exchange for the termination of all warrants and other obligations of the Company under the Securities Purchase Agreement, dated as of August 30, 2024.

Immediately prior to the conversions, the Company remeasured the fair value of the Series C and Series D Warrants. Upon conversion and cancellation of the warrants, the related derivative liability was derecognized, and the resulting change in fair value was recognized in the Company’s consolidated and combined statements of operations within change in fair value of derivative liabilities. The fair value of the Series C and Series D Warrants was $0 as of December 31, 2025, as all Series C and Series D Warrants had been converted into shares of the Company’s common stock and were no longer outstanding.

The Company recorded a non-cash loss from changes in the fair value of derivative liabilities related to the Series C and Series D Warrants of $31,033,241 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 3,688,357 Series A and Series B Warrants, resulting in the issuance of 3,447,957 shares of common stock and the pending issuance of 240,400 shares of common stock. No Series C or Series D Warrants remained outstanding as of December 31, 2025. On February 5, 2026, the Company issued the 240,400 shares of its common stock to Anson pursuant to this agreement.

NOTE 9 — FORWARD PURCHASE AGREEMENT NON REDEMPTION AGREEMENT AND PRIVATE PLACEMENT FINANCING

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

Upon the issuance of the 190,860 Additional Shares to the Forward Purchase Investors on August 29, 2024, the Company recognized (i) an increase to APIC of $3,124,379, measured at the fair value of the shares at the time of share issuance, (ii) a corresponding stock subscription receivable of $2,372,232 as a contra-equity component within stockholders’ equity (deficit), representing the consideration receivable for the shares issued, and (iii) a $752,147 loss on issuance of common stock within Other Income (Expense) was recognized representing the difference between the face value of the stock subscription receivable and its present value. The stock subscription receivable is presented as a reduction to total stockholders’ equity (deficit) until the receivable is settled.

The discount of $752,147 is being accreted using the effective interest method over the remaining term of the FPA from August 29, 2024 through February 2, 2027, with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit), with no impact on the statements of operations. Accretion for the period beginning August 29, 2024 through December 31, 2024 was $93,113. The stock subscription receivable balance as of December 31, 2024 was $2,465,345.

The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The resulting fair value is recorded as a derivative liability on the consolidated and combined balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivatives account on the Company’s consolidated and combined statements of operations.

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of December 31, 2025 and 2024. The model estimated the total present value of the Company’s proceeds at $7,227 and the total present value of the Company’s liability at $1,395,938, resulting in a net liability of approximately $1,388,700 as of December 31, 2025. As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of 5,015,400 for the 12 months ended December 31, 2025, compared to $14,485,850 for the 12 months ended December 31, 2024.

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

On February 2, 2024, upon the consummation of the Merger, NUBI paid each Backstop Investor a cash discount payment from the proceeds remaining in trust account for their respective Backstop Shares as part of the Non-Redemption Agreement. The discount payment amount was calculated as the product of (x) the number of Backstop Shares and (y) the Redemption Price, less $4.00. The total number of Backstop Shares was 2,000,000, and the adjusted Redemption Price was $10.97 per share. In total, $13,937,997 was released from the trust account and paid to the Backstop Investors.

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

During the 12 months ended December 31, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 68,095 shares of common stock. As of December 31, 2025, convertible notes representing 1,600 shares remained outstanding and subject to conversion.

Short-term Notes Payable

EF Hutton LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton, totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of December 31, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the Promissory Note is accruing interest at the default rate of 24% per annum. The Company is in the process of negotiating an amendment to the terms of the Promissory Note. The outstanding balance of the Promissory Note amounted to $1,025,824 and $1,283,335 as of December 31, 2025 and 2024, respectively. The accrued but unpaid interest on the Promissory Note totaled approximately $235,356 and $279,000 as of December 31, 2025 and 2024, respectively.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff (“Benesch”) in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024.

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

On August 4, 2025, the Company amended the terms of its Promissory Note with Benesch. The amended terms include an updated principal balance of $621,732, which includes unpaid interest expense from earlier periods, an interest rate to 10% per annum and the maturity date has been extended to December 31, 2025. The outstanding balance of the Promissory Note was $621,732 and 634,627 as of December 31, 2025 and 2024, respectively. The accrued but unpaid interest on the Promissory Note totaled approximately $28,614 and $3,304 as of December 31, 2025 and 2024, respectively.

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

The Note contains customary representations, warranties, and covenants of the Company and provides for events of default, including nonpayment of principal or interest, breaches of representations, insolvency events, and delisting of the Company’s common stock from Nasdaq. Upon an event of default, the Noteholder may declare all outstanding principal and accrued interest immediately due and payable. The accrued but unpaid interest on the Promissory Note totaled approximately $14,685 as of December 31, 2025.

The outstanding balance of Short-term Notes Payable amounted to $2,647,556 and $1,917,962 as of December 31, 2025 and 2024, respectively.

NOTE 11 — INCOME TAXES

The income tax provision consists of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Federal
Current	$-	$-
Deferred	-	-
State and local
Current	-	-
Deferred	-	-
Income tax provision / (benefit)	$-	$-

The Company did not incur any foreign income tax expense or benefit for the years ended December 31, 2025 and 2024.

Differences between the U.S. statutory federal tax rate and the Company’s 2025 effective income tax rate presented prospectively in accordance with ASU 2023-09 are analyzed below:

	2025
	Amount	%
Statutory federal income tax	$(8,597,455)	21.00%
State and local taxes, net of federal tax benefit	(250,603)	0.61%
Warrants and issuance of common stock	5,932,653	(14.49)%
Adjustment to deferred tax assets	(52,186)	0.13%
Other	160	0%
Change in valuation allowance	2,967,432	(7.25)%
Income tax expense	$-	0%

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate for periods prior to the adoption of ASU 2023-09 are analyzed below:

2024
Statutory federal income tax rate	21.00%
State and local taxes, net of federal tax benefit	1.04
Warrants and issuance of common stock	(12.15)
Adjustment to deferred tax assets	(6.32)
Other	(0.87)
Change in valuation allowance	(2.71)
Income tax expense	0%

The Company’s deferred tax assets are as follows at December 31, 2025 and 2024:

	2025	2024
Deferred tax asset:
Net operating loss carryforward	$4,428,341	$1,534,755
Capitalized research and development	808,845	1,081,840
Equity-based compensation	1,174,237	496,493
Accrued legal fees	-	453,986
Organizational and start-up costs	377,374	379,620
Accrued expenses	2,447	33,956
Accrued compensation	248,187	75,639
Intangible assets	42,217	26,557
Total deferred tax asset before valuation allowance	7,081,648	4,082,846
Less: Valuation allowance	(6,905,353)	(3,923,277)
Total deferred tax asset after valuation allowance	176,295	159,569
Deferred tax liability:
Fixed assets	(176,295)	(159,569)
Net deferred tax asset	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the valuation allowance increased by $2,982,076 and $877,210, respectively, mainly due to increases in the net operating loss carryforwards and other deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of December 31, 2025 the Company had federal net operating loss carryforwards of $19,295,969 with an indefinite carryforward period, and state and local net operating loss carryforwards of $19,047,462 which begin to expire in 2029. The use of the Company’s net operating loss carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change net operating loss carryforwards and other pre change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the Company on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service.

If an ownership change occurs and if the Company earns net taxable income, the Company’s ability to use its pre-change net operating loss carryforwards to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if its use of net operating loss carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise, or similar taxes.

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2025, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2025 and 2024:

	2025	2024
Balance, beginning of the year	$207,022	$-
Additions based on tax positions related to prior years		-
Payments made on tax positions related to prior years		-
Additions based on tax positions related to current year	158,223	207,022
Balance, end of year	$365,244	$207,022

As of December 31, 2025 and 2024, the amount of $365,244 and $207,022, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

For the years ended December 31, 2025 and 2024 the Company has not recognized any amount of interest and penalties for uncertain tax positions in its consolidated and combined statements of operation.

For the years ended December 31, 2025 and 2024, cash paid for income taxes, net of refunds, was $6,369 and $89,959, respectively.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the year ended December 31, 2025, the Company granted 6,000 unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $121,410 for the year ended December 31, 2025. This compensation cost is included within Research and Development expenses on the Company’s consolidated and combined statements of operations. As of December 31, 2025, there were no unrecognized compensation costs related to unrestricted common shares.

During the year ended December 31, 2024, the Company granted 300,000 unrestricted common shares to certain executives in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized $1,359,000 for the year ended December 31, 2024. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s consolidated and combined statements of operations. As of December 31, 2024, there were no unrecognized compensation costs related to unrestricted common shares.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted restricted stock units (“RSUs”) to certain executives and management in connection with the terms of their respective employment agreements. The Company recognized stock-based compensation expense of $1,715,807 for the 12 months ended December 31, 2025, which is included within operating expenses on the Company’s consolidated and combined statements of operations. There were no stock options granted or outstanding during the year ended December 31, 2025.

The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2025	-	-
Granted	278,000	$6.55
Vested	252,667	6.78
Cancelled	-	-
Outstanding at December 31, 2025	530,667	$6.66

As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was approximately $351,687, which is expected to be recognized over a weighted-average period of 1.06 years.

There were no restricted stock units or stock options granted during the year ended December 31, 2024. Additionally, there were no restricted stock units or stock options outstanding at either the beginning or the end of the period ended December 31, 2024.

Warrants

During the year ended December 31, 2025, the Company granted 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

There were no warrants granted during the year ended December 31, 2024. Additionally, there were no warrants outstanding at either the beginning or the end of the periods ended September 30, 2024.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recorded $1,112,705 and $1,008,015 of expense related to these awards for the years ended December 31, 2025 and 2024, respectively. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s consolidated and combined statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through December 31, 2025, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

Stock-based Compensation to Consultants

The Company periodically grants equity awards to non-employee consultants and contractors in exchange for services provided to the Company. The Company accounts for these awards in accordance with ASC 718. The grant-date fair value of the awards is measured on the date the awards are approved and the terms of the award and the recipient’s service obligation are established.

Equity awards granted to non-employee consultants and contractors may vest upon the grant date or over a specified service period. The Company recognizes stock-based compensation expense based on the grant-date fair value of the awards over the applicable service period. The grant-date fair value of shares issued is generally based on the closing price of the Company’s common stock on the date of grant.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $3,960,422 and $950,000, respectively, related to equity awards granted to consultants and contractors. Such amounts are included within operating expenses in the consolidated and combined statements of operations.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company did not have derivative liabilities as of December 31, 2023.

		December 31,	December 31,
Description:	Level	2025	2024
Derivative Liabilities:
Forward purchase agreement	3	$1,388,700	$6,404,100
Warrants – Series A	3	$3,383,900	$4,955,300
Warrants – Series C and D	3	$—	$13,913,250

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at December 31, 2025 and 2024 was calculated using the following range of weighted average assumptions:

	December 31,	December 31,
	2025	2024
Risk-free interest rate	3.48%	4.25%
Stock price	$7.09	$35.00
Expected life	1.1 years	2.1 years
Expected volatility of underlying stock	175.0%	105.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $7,227 and the total present value of the Company’s liability at approximately $1,395,938, resulting in a net liability of approximately $1,388,700 as of December 31, 2025. This resulted in a non-cash gain from the change in fair value of derivatives of $5,015,400 for the year ended December 31, 2025.

The model measured the total present value of the Company’s proceeds at approximately $259,254 and the total present value of the Company’s liability at approximately $6,663,316, resulting in a net liability of approximately $6,404,100 as of December 31, 2024. This resulted in a non-cash gain from the change in fair value of derivatives of $14,485,850 for the year ended December 31, 2024.

Warrants – Series A and B

Certain prior-period amounts presented in this section related to the Change in fair value of derivative liabilities have been restated to reflect the correction of an error related to the accounting for the Series A and Series B warrant exercises. See Note 2 – Restatement and Correction of Errors in Previously Reported Consolidated Financial Statements for additional information.

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

The Company utilized a Black-Scholes model to determine the fair value of the Series A Warrants at December 31, 2025, which included the following assumptions:

Series A Warrants
Expected term	3.9 years
Stock price	$7.09
Risk free rate	3.6%
Expected volatility	165.0%
Expected dividend rate	$0.00
Exercise Price	$3.10

The fair value of the Series A and Series B Warrants as of December 31, 2025, was $3,383,900 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. The Company recorded non-cash loss from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $2,232,886 and $0 for the year ended December 31, 2025, respectively. As of December 31, 2025, investors had exercised 591,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 670,137 common shares. As of December 31, 2025, 508,857 Series A Warrants and no Series B Warrants remained outstanding.

The Company utilized a Black-Scholes model to determine the fair value of the Series A Warrants at December 31, 2024, which included the following assumptions:

Series A Warrants
Expected term	4.9 years
Stock price	$35.00
Risk free rate	4.4%
Expected volatility	102.5%
Expected dividend rate	$0.00
Exercise Price	$16.37

The fair value of the Series A and Series B Warrants as of December 31, 2024, was $4,955,300 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain from the change in fair value of derivatives of $2,047,817 and a loss from the issuance of warrants of $17,820,998 for the year ended December 31, 2024, respectively. As of December 31, 2024, investors received 274,858 and 114,992 common shares from exercise of Series A and Series B warrants, respectively. As of December 31, 2024, 167,976 Series A Warrants and no Series B Warrants remained outstanding.

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

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series C Warrants and Series D Warrants at December 31, 2024, which included the following assumptions:

	Series C Warrants	Series D Warrants
Expected term (in years)	5.6 years	5.6 years
Stock price	$35.00	$35.00
Risk free rate	4.4%	4.4%
Expected volatility	102.5%	102.5%
Expected dividend rate	$0.00	$0.00
Exercise Price	$16.37	$0.0050

The fair value of the Series C and Series D Warrants as of December 31, 2025, was $0. The $0 fair value for the Series C and D Warrants reflects that all Series C and D Warrants had been exercised by this date. The Company recorded non-cash loss from changes in the fair value of derivative liabilities related to the Series C and Series D Warrants of $31,033,241 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 3,688,357 Series C Warrants and Series D Warrants, resulting in the issuance of 3,447,957 common shares and pending issuance of 240,400 common shares. As of December 31, 2025, no Series C Warrants and Series D Warrants remained outstanding.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2025 and 2024.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, February 2, 2024	20,889,950
Change in fair value	(14,485,850)
Balance, December 31, 2024	6,404,100
Change in fair value	(5,015,400)
Balance, December 31, 2025	1,388,700

Fair Value
Measurement
Using Level 3
Warrants – Series A and B	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, March 15, 2024	12,739,000
Change in fair value	(7,783,700)
Balance, December 31, 2024	4,955,300
Change in fair value	(1,571,400)
Balance, December 31, 2025	3,383,900

Fair Value
Measurement
Using Level 3
Warrants – Series C and D	Inputs Total
Balance, December 31, 2023	$-
Initial measurement, August 30, 2024	9,654,800
Change in fair value	4,258,450
Balance, December 31, 2024	13,913,250
Change in fair value	(13,913,250)
Balance, December 31, 2025	-

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

Issuance of shares

On February 5, 2026, the Company issued 240,400 shares of its common stock to Anson Investments Master Fund LP (“Anson”) pursuant to the agreement entered into on December 8, 2025. Under the agreement, the shares were issued in exchange for the termination of all warrants and other obligations of the Company under the Securities Purchase Agreement dated August 30, 2024.

In connection with the agreement, Anson agreed to limit sales of the Company’s common stock to no more than 10% of the daily trading volume of the Company’s common stock on the Nasdaq Stock Market. The issuance of the shares was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to the issuance.

(b) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated February 16, 2023, by and among Nubia Brand International Corp., Honeycomb Battery Company, and Nubia Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 17, 2023).
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated March 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2022)
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2024)
10.1	Letter Agreement, dated March 10, 2022, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.2	Forward Purchase Agreement, dated December 13, 2023, by and among Nubia Brand International Corp., Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2023)
10.3	Registration Rights Agreement, dated March 10, 2022, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.4#	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Jaymes Winters (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 15, 2024)
10.5	Indemnity Agreements, each dated as of March 10, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.6	Private Placement Warrants Subscription Agreement, dated March 10, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.7	Representative Share Letter, dated March 10, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 16, 2022)
10.8	Form of Convertible Promissory Note. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.9	Letter Agreement, dated December 13, 2023, by and between Nubia Brand International Corp. and Mach FM Acquisitions, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
10.10	Contribution Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc. and Honeycomb Battery Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024).
10.11	Supply and License Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc., Angstron Materials, Inc., and Honeycomb Battery Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.12	Shared Services Agreement, dated February 2, 2024, by and between Global Graphene Group, Inc. and Honeycomb Battery Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.13	Registration Rights Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.14	Company Lock-up Agreement, dated February 2, 2023, by and among Solidion Technology, Inc. and the stockholders of Honeycomb Battery Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)

Exhibit No.	Description
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.17	Form of Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.18	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.19#	Employment Agreement, dated February 2, 2024, by and between Solidion Technology, Inc. and Vlad Prantsevich (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 15, 2024)
10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 30, 2024)
10.21	Amendment to the Securities Purchase Agreement, dated as of October 21, 2025, by and among Bayside Project LLC, Madison Bond LLC and Solidion Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 20, 2025)
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 30, 2024)
10.23	Form of Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 30, 2024)
10.24	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 30, 2024)
10.25	Strategic Cooperation Consulting Agreement, dated September 11, 2024, by and between Arbor Lake Capital Inc. and Solidion Technology, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2024)
10.26	Lock-up Agreement, dated as of October 21, 2025, by and among Solidion Technology, Inc., Bayside Project LLC, Madison Bond LLC and Solidion Technology, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 20, 2025)
10.27	Lead Investor Agreement, dated as of October 22, 2025, between Solidion Technology, Inc. and Great Point Capital, LLC (incorporated by reference to Exhibit 10.27 on Form S-1/A filed with the Securities & Exchange Commission on December 9, 2025)
16.1	Letter from Deloitte & Touche LLP, dated November 26, 2025, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 26, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 16, 2025)
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Solidion Technology Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 12, 2024).
99.3	2023 Stock Incentive Plan for Solidion Technology, Inc. (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: April 15, 2026	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: April 15, 2026	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jaymes Winters	Chief Executive Officer (Principal executive officer) and Director	April 15, 2026
Jaymes Winters

/s/ Vlad Prantsevich	Chief Financial Officer	April 15, 2026
Vlad Prantsevich

/s/ Dr. Bor Jang	Chairman of the Board of Directors and Chief Science Officer	April 15, 2026
Dr. Bor Jang

/s/ John Davis	Director	April 15, 2026
John Davis

/s/ Karin-Joyce (KJ) Tjon	Director	April 15, 2026
Karin-Joyce (KJ) Tjon