Form 10-Q
period 2026-03-31
Solidion Technology Inc.
filed 2026-05-20
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 19, 2026, there were 7,745,683 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$38,887	$204,725
Accounts receivable	15,624	5,110
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	66,818	170,257
Deferred offering costs	460,915	-
Other current assets	447,329	76,166
Total Current Assets	1,356,503	783,188

Property and Equipment, net of depreciation	1,974,467	2,022,043
Patents, net of amortization	1,995,774	1,991,623
Total Assets	$5,326,744	$4,796,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,553,222	$3,509,936
Excise tax payable	1,060,321	964,463
Derivative liabilities	4,211,250	4,772,600
Due to related party	162,873	87,873
Short-term notes payable	2,607,666	2,647,556
Total Liabilities	13,595,332	11,982,428

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 7,745,683 and 7,465,283 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	774	746
Additional paid-in capital	159,453,519	159,027,646
Stock subscription receivable	(2,919,674)	(2,841,427)
Accumulated deficit	(164,803,207)	(163,372,539)
Total Stockholders’ Deficit	(8,268,588)	(7,185,574)
Total Liabilities and Stockholders’ Deficit	$5,326,744	$4,796,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended March 31,
	2026	2025 (Restated)
Net sales	$85,426	$-
Cost of goods sold	1,696	-
Gross profit	83,730	-

Operating Expenses
Research and development	402,387	1,353,050
Selling, general and administrative	1,455,636	1,779,619
Total operating expenses	1,858,023	3,132,669

Operating loss	(1,774,293)	(3,132,669)

Other Income (Expense)
Change in fair value of derivative liabilities	561,350	12,417,450
Interest income	191	16,271
Interest expense	(147,233)	(106,422)
Other (expense)	(70,683)	-
Total other income	343,625	12,327,299

Net (loss) income before provision for income taxes	(1,430,668)	9,194,630

Provision for income taxes	-	-

Net (loss) income	$(1,430,668)	$9,194,630

Weighted average number of shares of common stock outstanding, basic	7,786,342	3,001,784
Basic net (loss) income per share of common stock	$(0.18)	$3.06
Weighted average number of shares of common stock outstanding, diluted	7,786,342	3,048,833
Diluted net loss per share of common stock	$(0.18)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED Consolidated STATEMENTS OF CHANGES IN STOCKHOLDERs’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

			Additional		Stock
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2025	7,465,283	$746	$159,027,646	$(163,372,539)	$(2,841,427)	$(7,185,574)
Shares issued upon settlement of warrants	240,400	24	(24)	—	—	—
Forward Purchase Agreement – subscription receivable discount	—	—	78,247	—	(78,247)	—
Discount on short term notes payable	—	—	70,000	—	—	70,000
Stock-based compensation to consultants	40,000	4	(4)	—	—	—
Stock-based compensation	—	—	277,654	—	—	277,654
Net loss	—	—	—	(1,430,668)	—	(1,430,668)
Balance at March 31, 2026	7,745,683	$774	$159,453,519	$(164,803,207)	$(2,919,674)	$(8,268,588)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(RESTATED)

			Additional		Stock
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$101,998,956	$(122,368,539)	$(2,545,586)	$(22,902,000)
Shares issued from exercise of Series A Warrants	14,755	74	241,472	—	—	241,546
Conversion of convertible notes into common stock	67,895	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	—	(13,311)	13,311	—	—	—
Stock-based compensation	—	—	754,361	—	—	754,361
Net income	—	—	—	9,194,630	—	9,194,630
Balance at March 31, 2025	2,716,706	$272	$103,535,931	$(113,173,909)	$(2,545,586)	$(12,183,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (loss) income	$(1,430,668)	$9,194,630
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	67,400	69,942
Stock based compensation	277,654	754,361
Equity compensation expense	—	671
Non-cash interest expense	—	90,450
Amortization of debt discount	30,110	—
Change in fair value of derivative liabilities	(561,350)	(12,417,450)
Changes in operating assets and liabilities:
Accounts receivable	(10,514)	—
Prepaid expenses	103,439	(302,034)
Deferred offering costs	(460,915)	—
Other current assets	(371,163)	(607,376)
Accounts payable and accrued expenses	2,043,286	867,249
Income taxes payable	—	(6,369)
Excise taxes	95,858	13,648
Due to related party	75,000	—
Net Cash Used In Operating Activities	(141,863)	(2,342,278)

Cash Flows From Investing Activities:
Capitalized patent costs	(23,975)	(40,156)
Net Cash Used In Investing Activities	(23,975)	(40,156)

Cash Flows From Financing Activities:
Repayment of short-term notes	—	(42,671)
Proceeds from issuance of common stock from exercise of warrants	—	241,546
Net Cash Provided By Financing Activities	—	198,875

Net change in cash	(165,838)	(2,183,559)

Cash at beginning of period	204,725	3,353,732
Cash at end of period	$38,887	$1,170,173

Supplemental disclosure
Cash paid for interest expense	$—	$7,329
Cash paid for federal income taxes	$—	$6,369

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$—	$414
FPA discount accretion	$78,247	$—
Debt discount recognized on note payable	$70,000	$—
Convertible notes converted to common shares	$—	$527,500
Capitalized interest to principal balance of short-term note payable	$—	$90,450
Reverse stock split — reclassification from common stock to additional paid-in capital	$—	$13,311
Shares issued upon settlement of warrants	$24	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Solidion Technology, Inc. (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024, was incorporated in Delaware on June 14, 2021 and is an advanced battery technology company focused on the development and commercialization of next-generation battery materials, components, and energy storage solutions. Solidion is headquartered in Dallas, TX, with research and development and manufacturing operations located in Dayton, OH.

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

In accordance with the Merger Agreement, the Company issued to the HBC stockholders aggregate consideration of 1,400,000 shares of Solidion’s common stock, minus up to 4,000 Holdback Shares, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien (the “Closing Merger Consideration Shares”) at the effective time of the Merger Agreement (the “Effective Time”), plus up to an additional 450,000 shares of Solidion’s common stock (the “Earnout Shares”) upon the occurrence of the following events (or earlier upon a change of control of Solidion but subject to (and only to the extent that) the valuation of Solidion’s common stock implied by such change of control transaction meeting the respective volume weighted average price (“VWAP”), as defined in the Merger Agreement.

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the three months ended March 31, 2026, the Company recorded a net loss of $1,430,668, which included a gain of $561,350 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $141,863 and as of March 31, 2026, had cash and cash equivalents of $38,887. For the year ended December 31, 2025, the Company recorded a net loss of $41,004,000, which included a non-cash, non-operating loss of $28,250,727 due to the change in the fair value of derivative liabilities, net cash used in operating activities of $4,536,702 and as of December 31, 2025, had cash and cash equivalents of $204,725.

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

In addition, on September 8, 2025, the Company notified Nasdaq that, following the resignation of a director on September 3, 2025, its Audit Committee was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to maintain an audit committee consisting of at least three independent directors. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance, which extends until the earlier of (i) the Company’s next annual meeting of shareholders or (ii) September 3, 2026; provided, however, that if the annual meeting occurs on or before March 2, 2026, the cure period extended only until March 2, 2026.

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

NOTE 2 — CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company restated its previously issued financial statements to correct errors related to (i) the fair value remeasurement of Series A and Series B derivative warrant liabilities under ASC 815, (ii) the recognition of shares issued and a discounted stock subscription receivable in connection with the Forward Purchase Agreement (“FPA”), and (iii) the calculation of basic and diluted income (loss) per share for 2025 interim periods. Reference is made to Note 2 of the 2025 Annual Report on Form 10-K for a full description of the restatement.

Impact of the Restatement on Previously Issued Unaudited 2025 Interim Financial Statements

The restatement resulted in adjustments to the Company’s opening stockholders’ equity as of January 1, 2025. The adjustments had no impact on the Company’s statements of operations or cash flows for any previously issued 2025 interim period. The following table presents the impact on stockholders’ equity:

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

Correction of Diluted Earnings Per Share

Additionally, the diluted net income per share included in quarter one of the 2025 interim financial information was corrected to apply the treasury stock method to outstanding warrants. For the three months ended March 31, 2025, the previously reported diluted net income (loss) per share of $3.04 should have been $(0.30).

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) are presented in conformity with US GAAP and pursuant to the rules and regulations of the SEC.

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

The CODM uses consolidated net (loss) as the measure of segment profit or loss. Expense information is also reviewed only at the consolidated level, as presented in the Company’s consolidated statement of operations. Research and development expense has been identified as a significant segment expense, with all other expense lines being considered part of ‘Other segment items.’ Additionally, the CODM evaluates assets on a consolidated basis. As such, the Company reports segment profit or loss, segment expenses, and segment assets on a condensed consolidated basis.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2026 and December 31, 2025, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of March 31, 2026 and December 31, 2025, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of March 31, 2026 and December 31, 2025, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2026 and 2025.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Land improvements	15 years
Machinery & equipment	5 years

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land improvements	$60,137	$60,137
Buildings	1,302,401	1,302,401
Building improvements	2,275,583	2,275,583
Machinery and equipment	2,204,815	2,204,815
Total property and equipment	5,842,936	5,842,936
Less: accumulated depreciation	(3,868,469)	(3,820,893)
Property and equipment, net	$1,974,467	$2,022,043

Depreciation expense of property and equipment was $47,576 for each of the three months ended March 31, 2026 and 2025.

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

Net unissued and issued patents were $1,159,540 and $836,234 as of March 31, 2026, respectively; and $1,155,196 and $836,427 as of December 31, 2025, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2026 and 2025, respectively. Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Issued patents
Gross carrying amount	$1,605,525	$1,585,894
Less: accumulated amortization	(769,291)	(749,467)
Issued patents, net	836,234	836,427
Patents pending (not amortized)	1,159,540	1,155,196
Total intangible assets, net	$1,995,774	$1,991,623

Amortization expense for the patents included in the condensed consolidated statements of operations was $19,824 and $22,366 for the three months ended March 31, 2026 and 2025, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $105,000 per year.

Leases

The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with an initial lease term of 12 months or less are not recorded on the condensed consolidated balance sheet.

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its condensed consolidated balance sheets as of March 31, 2026 and December 31 2025, respectively.

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

During prior reporting periods, the Company’s research and development facility in Taiwan, operating as an extension of the Dayton, Ohio R&D team and focused on silicon anode technology advancement. During the three months ended March 31, 2025, the Company ceased research and development operations at its Taiwan location. The results of operations for this location were immaterial to the Company’s condensed consolidated financial statements for all periods presented. No material exit or disposal costs were incurred in connection with the shutdown.

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

On February 12, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 1,084,908 shares of common stock issuable under the 2023 Equity Incentive Plan, which became effective upon filing. As of March 31, 2026, 38,000 shares have been granted under the Plan, of which 6,667 shares were cancelled and returned to the plan during the three months ended March 31, 2026, and 483,575 shares remain available for future issuance

The Company measures stock options and restricted stock unit awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Options granted under the 2023 Equity Incentive Plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the incentive plan, up to a maximum of ten years. Forfeitures are accounted for as they occur.

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

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of March 31, 2026, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740, which did not have a material impact on the Company’s financial statements. The Company continues to evaluate the impact of the legislation on future periods.

Net income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding for the period.

The calculation of diluted loss per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of March 31, 2026 and 2025. As such, net loss per common stock is the same for basic and diluted loss per share for the three months ended March 31, 2026.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share as their inclusion would be anti-dilutive:

March 31, 2026
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	508,857
Stock-based compensation - equity awards	6,000
Stock-based compensation - warrants	12,000
Total common stock equivalents excluded from dilutive loss per share	762,457

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

The Company accounts for the outstanding Series A issued in connection with the March 2024 private placement financing (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes the Black-Scholes options pricing model to determine the fair value of the Series A and Series B warrants, and a Monte Carlo simulation model to determine the fair value of the Series C and Series D warrants. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets, and with changes in the fair value of the PIPE Warrants recorded as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated statements of operations.

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

The Company has determined that the FPA does not meet all of the criteria for equity classification under ASC 815, as the FPA fails the fixed-for-fixed test under ASC 815-40 due to the bi-weekly Reset Price mechanism, the Dilutive Offering Reset provision, and the VWAP Trigger Event, each of which creates variability in the settlement amount that is not purely a function of the Company’s own stock price. Accordingly, the FPA is classified as a liability-classified derivative instrument, recorded at fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated statements of operations.

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

Other Current Assets

The composition of other current assets was:

	March 31, 2026	December 31, 2025
Directors & officers insurance	447,329	76,166
Total other assets	447,329	76,166

Reverse Stock Split

On May 12, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. As a result, each 50 shares of common stock issued and outstanding immediately prior to the reverse split were converted into one share of common stock. Additionally, this transaction resulted in a reclassification of $13,311 from common stock to additional paid-in capital during the three months ended March 31, 2025. The reverse stock split did not change the total number of authorized shares or the par value of the common stock. During the three month period ended June 30, 2025, the Company paid cash of approximately $460 to shareholders in lieu of issuing fractional shares.

In accordance with SEC Staff Accounting Bulletin Topic 4C, all share and per-share amounts in the accompanying condensed consolidated financial statements and notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes comprehensive guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard may have on its condensed consolidated financial statements and related disclosures in light of its government contract revenue activity.

NOTE 4 — RECAPITALIZATION

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

NOTE 5 — RELATED PARTIES

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of March 31, 2026 and December 31, 2025.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $30,000 and $62,588 respectively for the three months ended March 31, 2026 and 2025. Expenses incurred related to the SSA employees were $52,816 and $196,790, respectively for the three months ended March 31, 2026 and 2025.

There were $292,795 and $209,979 outstanding as of March 31, 2026 and December 31, 2025, respectively.

Due to Related Party

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

During the three months ended March 31, 2026, Madison Bond advanced $75,000 to the Company to fund legal fees incurred. The amount is recorded as a liability in Due to Related Party on the Company’s condensed consolidated balance sheet as of March 31, 2026. On May 11, 2026, the Company formalized the obligation through a promissory note with Madison Bond. The note bears no interest, matures on November 11, 2026, and requires a ballon payment for the entire principal at maturity. As of the date of these financial statements, the outstanding principal balance under the note was $75,000.

On May 7, 2026, the Company executed a Promissory Note with Madison Bond in the amount of $75,000 in cash for working capital purposes. The note bears interest at 16% per annum and matures on August 7, 2026. As of the date of these financial statements, the outstanding principal balance under the note was $75,000.

As of March 31, 2026 and December 31, 2025, amounts outstanding to Madison Bond was $75,000 and $0, respectively. Amounts outstanding to Mach FM Corp was $87,873 as of both dates.

Contingent Consideration

At Closing, the G3 Tax Lien has not been settled by G3 and as of March 31, 2026, the 4,000 Holdback Shares have not been issued. The contingent consideration represents a potential obligation that would become released only upon G3 settling its G3 Tax Lien. See Note 4 for further discussion regarding Holdback Shares related to the G3 Tax Lien.

As of the Closing Date, the Company recorded a fair value of $906,000 for the 4,000 Holdback Shares, which was accounted for as an equity transaction.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business, including proceedings related to the Company’s obligation to register shares for public offering. The Company accrues a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,200,000 as of March 2026.

As disclosed in Note 3, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and the three months ended March 31, 2026, the G3 Tax Lien remained unsettled by G3 and as of March 31, 2026, the 4,000 holdback shares have not been issued.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, respectively, there were 7,745,683 and 7,465,283 shares of common stock issued and outstanding, respectively.

Equity Financing

On March 13, 2024, Solidion entered into a private placement transaction (the “March Private Placement”), pursuant to a Securities Purchase Agreement (the “March Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3,850,000. As part of the March Private Placement, the Company issued an aggregate of 102,667 units consisting of common stock and Series A and Series B Warrants.

On August 30, 2024, the Company entered into a private placement transaction (the “August Private Placement”), pursuant to a Securities Purchase Agreement (the “August Subscription Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $4,000,000.

As part of the August Private Placement, the Company issued an aggregate of 244,349 units consisting of common stock and Series C and Series D Warrants. As of December 31, 2025, all Series C and Series D Warrants had been converted into or exchanged for shares of common stock and no warrants remained outstanding.

The Company accounts for the outstanding PIPE Warrants as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Monte Carlo simulation model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a Derivative liability on the condensed consolidated balance sheets, and records changes in the fair value of the PIPE Warrants as a non-cash other income (expense) within Change in fair value of derivatives account on the Company’s condensed consolidated statements of operations.

Deferred Offering Costs

The Company accounts for deferred offering costs in accordance with SEC Staff Accounting Bulletin Topic 5.A. and ASC 340-10-S99-1, in which costs of a proposed or actual offering of securities are deferred until the time of the offering completion and charged against the gross proceeds of the offering at such time. At March 31, 2026, the Company recorded $460,915 of deferred offering costs in relation to an offering in progress. In April 2026, the Company's arrangement with its underwriter expired, and the Company may pursue alternative underwriting arrangements to complete the offering.

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

The fair value of the Series A and Series B Warrants as of March 31, 2026, was $2,997,150 and $0, respectively. The Company recorded non-cash gain from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $386,750 during the three months ended March 31, 2026. As of March 31, 2026, 289,613 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 404,605 common shares. As of March 31, 2026, 508,857 Series A Warrants and no Series B Warrants remained outstanding.

Series C and Series D Warrants

The Series C and Series D Warrants issued in conjunction with the August Private Placement were determined to be liability classified in accordance with ASC 815 and have been recognized at fair value upon issuance, with remeasurement at each reporting period.

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

The Company recorded a non-cash loss from changes in the fair value of derivative liabilities related to the Series C and Series D Warrants of $31,033,241 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 3,688,357 Series C and Series D Warrants, resulting in the issuance of 3,447,957 shares of common stock and the pending issuance of 240,400 shares of common stock and no warrants remained outstanding. Accordingly, no fair value remeasurement was required and no gain or loss from change in fair value was recognized during the three months ended March 31, 2026.

On February 5, 2026, the Company issued 240,400 shares of common stock to Anson, completing the settlement of all remaining obligations under the termination agreement.

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

The discount of $752,147 is being accreted using the effective interest method over the remaining term of the FPA from August 29, 2024 through February 2, 2027, with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit), with no impact on the statements of operations. Accretion for the three months ended March 31, 2026 was $78,247. The stock subscription receivable balance as of March 31, 2026 was $2,919,674.

The Company accounts for the FPA as a liability-classified instrument due to the settlement provisions. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivatives account on the Company’s condensed consolidated statements of operations.

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of March 31, 2026 and December 31, 2025. The model estimated the total present value of the Company’s proceeds at $4,182 and the total present value of the Company’s liability at $1,218,251, resulting in a net liability of approximately $1,214,100 as of March 31, 2026.

As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of $174,600 for the three months ended March 31, 2026, compared to $5,269,700 for the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 67,895 shares of common stock. As of March 31, 2026, convertible notes representing 1,800 shares remained outstanding and subject to conversion.

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

The outstanding balance of the Promissory Note amounted to $1,025,824 as of March 31, 2026 and December 31, 2025. The accrued but unpaid interest on the Promissory Note totaled approximately $296,905 and $235,356 as of March 31, 2026 and December 31, 2025, respectively.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff LLP (“Benesch”) in the amount of $670,000. The interest rate is 7% per annum, to be paid as a lump sum at the maturity date of November 1, 2024.

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

On August 4, 2025, the Company amended the terms of its Promissory Note with Benesch. The amended terms include an updated principal balance of $621,732, which includes unpaid interest expense from earlier periods, an interest rate to 10% per annum and the maturity date has been extended to December 31, 2025. The outstanding balance of the Promissory Note was $621,732 as of March 31, 2026 and December 31, 2025. The accrued but unpaid interest on the Promissory Note totaled approximately $44,287 and $28,614 as of March 31, 2026 and December 31, 2025, respectively.

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

The Note contains customary representations, warranties, and covenants of the Company and provides for events of default, including nonpayment of principal or interest, breaches of representations, insolvency events, and delisting of the Company’s common stock from Nasdaq. Upon an event of default, the Noteholder may declare all outstanding principal and accrued interest immediately due and payable. The accrued but unpaid interest on the Promissory Note totaled approximately $34,411 and $14,685 as of March 31, 2026 and December 31, 2025, respectively.

The outstanding balance of Short-term Notes Payable amounted to $2,607,666 and $2,647,556 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2026 and 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three months ended March 31, 2026 and 2025, and pre-tax losses for the three months ended March 31, 2026 and 2025 due to a full valuation allowance to offset any deferred tax assets.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the three months ended March 31, 2026, no unrestricted common stock awards were granted and no related compensation expense was recognized.

During the three months ended March 31, 2025, the Company granted unrestricted common shares to certain in connection with the terms of their individual employment agreements. As these awards were fully-vested, unrestricted shares, the Company recognized the full amount of $121,410 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated statements of operations.

Restricted Stock Units and Stock Options

During the three months ended March 31, 2026, no restricted stock units (“RSUs”) were granted. During the period, 6,667 unvested RSUs were forfeited in connection with management departure, resulting in a reversal of previously recognized compensation cost. The Company recognized a net reduction in stock-based compensation expense of $522 related to RSUs for the three months ended March 31, 2026, included within operating expenses on the Company’s condensed consolidated statements of operations.

The following table summarizes RSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	25,333	$13.88
Granted	-	-
Vested	(12,666)	13.88
Cancelled	(6,667)	8.17
Outstanding at March 31, 2026	6,000	$13.88

As of March 31, 2026, total unrecognized compensation cost related to unvested RSUs was approximately $121,410, expected to be recognized over a weighted-average period of 0.84 years.

During the three months ended March 31, 2025, the Company granted RSUs to certain executives and management in connection with the terms of their individual employment agreements. The Company recognized the amount of $168,775 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated statements of operations. There were no stock options granted or outstanding during the period ended March 31, 2025.

Warrants

There were no warrants granted during the three months ended March 31, 2026. There were 12,000 at-the-money warrants outstanding as of March 31, 2026.

During the three months ended March 31, 2025, the Company granted 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recognized $278,176 of stock-based compensation expense related to these awards for each of the three months ended March 31, 2026 and 2025. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through March 31, 2026, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

During the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $671 related to equity awards granted to consultants and contractors, included within operating expenses. No such expense was recognized during the three months ended March 31, 2026.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2026	2025
Derivative Liabilities:
Forward purchase agreement	3	$1,214,100	$1,388,700
Warrants – Series A	3	$2,997,150	$3,383,900

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at March 31, 2026 and December 31, 2025 was calculated using the following range of weighted average assumptions:

	March 31,	December 31,
	2026	2025
Risk-free interest rate	$3.69%	3.48%
Stock price	$6.31	$7.09
Expected life	0.8 years	1.1 years
Expected volatility of underlying stock	167.5%	175.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $4,182 and the total present value of the Company’s liability at approximately $1,218,251, resulting in a net liability of approximately $1,214,100 as of March 31, 2026. This resulted in a non-cash gain from the change in fair value of derivatives of approximately $174,600 for the three months ended March 31, 2026.

Warrants – Series A and B

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at March 31, 2026, which included the following assumptions:

Series A Warrants
Expected term	3.7 years
Stock price	$6.31
Risk free rate	3.8%
Expected volatility	170.0%
Expected dividend rate	$0.00
Exercise Price	$3.10

The fair value of the Series A and Series B Warrants as of March 31, 2026, was $2,997,150 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain from the change in fair value of derivatives of $386,750 for the three months ended March 31, 2026, respectively. As of March 31, 2026, investors had exercised 591,145 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 670,137 common shares. As of March 31, 2026, 508,857 Series A Warrants and no Series B Warrants remained outstanding.

Warrants – Series C and D

The Company’s Series C Warrants and Series D Warrants were classified as derivative liabilities and carried at fair value through the date of exercise. As of December 31, 2025, all Series C and Series D Warrants had been exercised and no warrants remained outstanding. Accordingly, no fair value measurement was required for these instruments as of March 31, 2026, and no gain or loss from change in fair value was recognized for the three months ended March 31, 2026.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026.

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2025	$1,388,700
Change in fair value	(174,600)
Balance, March 31, 2026	1,214,100

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2025	$3,383,900
Change in fair value	(386,750)
Balance, March 31, 2026	2,997,150

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

Offering Status

In April 2026, the Company's arrangement with its underwriter expired. The Company may pursue alternative underwriting arrangements and to complete the offering. Deferred offering costs of $460,915 recorded as of March 31, 2026 relate to this offering. See Note 7 for the Company's accounting policy related to deferred offering costs.

Madison Bond Promissory Notes

On May 7, 2026, the Company executed a Promissory Note with Madison Bond in the amount of $75,000 in cash for working capital purposes. The note bears interest at 16% per annum and matures on August 7, 2026. As of the date of these financial statements, the outstanding principal balance under the note was $75,000. See note 5 for details.

On May 11, 2026, the Company formalized the obligation through a promissory note with Madison Bond related to the advance of $75,000 to the Company to fund legal fees incurred during the three months ended March 31, 2026. The note bears interest at 0% per annum, matures on November 11th, 2026, and requires a ballon payment for the entire principal at maturity. As of the date of these financial statements, the outstanding principal balance under the note was $75,000.

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

Unregistered Sales of Equity Securities

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

Selling, general and, administrative

Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation related to executive management, finance, legal, and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, such as rent, office supplies and information technology costs.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025 (Restated)

Net sales	$85,426	$-
Cost of goods sold	1,696	-
Operating expenses	1,858,023	3,132,669
Total other income	343,625	12,327,299
Net (loss) income	$(1,430,668)	$9,194,630

Operating Expenses

Operating expenses decreased by $1,274,646 for the three months ended March 31, 2026. This decrease was primarily driven by lower general and administrative costs, including reduced personnel and professional services expenses. Additionally, there were decreased research and development costs, including personnel expenses associated with the commercialization of our battery cell products and third-party validation testing of our proprietary silicon anode.

Other Income (Expense)

Other income decreased by $11,983,674 for the three months ended March 31, 2026. This increase was largely driven by a gain of $561,350 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and warrants related to the March private placement financing, compared to a gain of $12,417,450 in the three months ended March 31, 2025. Additionally, there was interest expense of $147,233 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating Activities	(141,863)	(2,342,278)
Investing Activities	(23,975)	(40,156)
Financing Activities	-	198,875
Net decrease in cash	(165,838)	(2,183,559)

Net Cash used in Operating Activities

For the three months ended March 31, 2026, cash used in operating activities was $141,863. This primarily resulted from net loss of $1,430,668, which included non-cash gain of $561,350 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation and amortization of debt discount, totaling $186,186. Additionally, changes in operating assets and liabilities used $1,399,991 of cash from operating activities, driven primarily by a $2,043,286 increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was mainly due to higher accrued expenses linked to capital raising.

For the three months ended March 31, 2025, cash used in operating activities was $2,342,278. This primarily resulted from net income of $9,194,630, which included non-cash gain of $12,417,450 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $11,502,027. Additionally, changes in operating assets and liabilities used $34,881 of cash from operating activities, driven primarily by a $607,376 increase in other current assets. The increase in other current assets was due to the financing arraignment associated with the directors and officers’ insurance policy.

Net Cash used in Investing Activities

For the three months ended March 31, 2026, the Company used cash of $23,975 in investing activities consisting of capitalized patent costs.

For the three months ended March 31, 2025, the Company used cash of $40,156 in investing activities consisting of capitalized patent costs.

Net Cash provided by Financing Activities

For the three months ended March 31, 2026, the Company did not generate cash from financing activities.

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

As of March 31, 2026, we had an accumulated deficit of $164,803,207. Additionally, $1,114,594 in NUBI transaction costs incurred at the Closing Date in connection with the Merger remain outstanding and are due within the next twelve months. During the three months ended March 31, 2026, we incurred losses from operations totaling $1,774,293 and net cash used in operating activities of $141,863. We expect to continue to incur such losses for at least the next twelve (12) months.

Off-Balance Sheet Arrangements

At March 31, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above. There were no changes to the Company’s critical accounting estimates from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has determined that the FPA does not meet all of the criteria for equity classification under ASC 815, as the FPA fails the fixed-for-fixed test under ASC 815-40 due to the bi-weekly Reset Price mechanism, the Dilutive Offering Reset provision, and the VWAP Trigger Event, each of which creates variability in the settlement amount that is not purely a function of the Company’s own stock price. Accordingly, the FPA is classified as a liability-classified derivative instrument, recorded at fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company utilizes a Monte Carlo simulation model to determine the fair value of the FPA. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets. The Company records changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated statements of operations.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes comprehensive guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard may have on its condensed consolidated financial statements and related disclosures in light of its government contract revenue activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding these material weaknesses, our management concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2026, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: May 20, 2026	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: May 20, 2026	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)