Form 10-Q
period 2026-06-30
Solidion Technology Inc.
filed 2026-08-06
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41323

SOLIDION TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1993879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1900 N. Pearl Street, Suite 1750 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 918-5120

13355 Noel Road, Suite 1100, Dallas, TX, 75240

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

As of August 5, 2026, there were 8,512,771 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $575.00 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and are quoted for trading on The OTC Pink Limited Market under the symbol “STIWW”. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$27,677,315	$204,725
Accounts receivable	47,105	5,110
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	123,199	170,257
Other current assets	268,966	76,166
Total Current Assets	28,443,515	783,188

Property and Equipment, net of depreciation	1,926,891	2,022,043
Patents, net of amortization	1,997,407	1,991,623
Total Assets	$32,367,813	$4,796,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,676,939	$3,509,936
Excise tax payable	1,088,515	964,463
Derivative liabilities	4,771,891	4,772,600
Due to related party	-	87,873
Short-term notes payable	2,003,386	2,647,556
Short-term notes payable – related party	151,775	-
Total Liabilities	10,692,506	11,982,428

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 8,512,771 and 7,465,283 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	851	746
Additional paid-in capital	192,365,464	159,027,646
Stock subscription receivable	(3,001,045)	(2,841,427)
Accumulated deficit	(167,689,963)	(163,372,539)
Total Stockholders’ Equity (Deficit)	21,675,307	(7,185,574)
Total Liabilities and Stockholders’ Equity (Deficit)	$32,367,813	$4,796,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025 (Restated)	2026	2025 (Restated)
Net sales	$124,914	4,000	$210,340	4,000
Cost of goods sold	-	2,327	1,696	2,327
Gross profit	124,914	1,673	208,644	1,673

Operating Expenses
Research and development	370,802	399,542	773,189	1,752,592
Selling, general and administrative	1,121,449	1,389,255	2,577,085	3,168,874
Total operating expenses	1,492,251	1,788,797	3,350,274	4,921,466

Operating loss	(1,367,337)	(1,787,124)	(3,141,630)	(4,919,793)

Other Income (Expense)
Change in fair value of derivative liabilities	(917,780)	(216,150)	(356,430)	12,201,300
Interest income	35,130	1,886	35,321	18,157
Interest expense	(153,597)	(112,471)	(300,830)	(218,893)
Other (expense)	(483,172)	-	(553,855)	-
Total other income (expense)	(1,519,419)	(326,735)	(1,175,794)	12,000,564

Net income (loss) before provision for income taxes	(2,886,756)	(2,113,859)	(4,317,424)	7,080,771

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(2,886,756)	$(2,113,859)	$(4,317,424)	$7,080,771

Weighted average number of shares of common stock outstanding, basic	8,357,332	3,002,802	8,074,545	3,002,295
Basic net income (loss) per share of common stock	$(0.35)	$(0.70)	$(0.53)	$2.36
Weighted average number of shares of common stock outstanding, diluted	8,357,332	3,002,802	8,074,545	3,377,247
Diluted net loss per share of common stock	$(0.35)	$(0.70)	$(0.53)	$(0.53)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2026

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Stock Subscription	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2025	7,465,283	$746	$159,027,646	$(163,372,539)	$(2,841,427)	$(7,185,574)
Shares issued upon settlement of warrants	240,400	24	(24)	—	—	—
Forward Purchase Agreement – subscription receivable discount	—	—	78,247	—	(78,247)	—
Discount on short term notes payable	—	—	70,000	—	—	70,000
Stock-based compensation to consultants	40,000	4	(4)	—	—	—
Stock-based compensation	—	—	277,654	—	—	277,654
Net loss	—	—	—	(1,430,668)	—	(1,430,668)
Balance at March 31, 2026	7,745,683	$774	$159,453,519	$(164,803,207)	$(2,919,674)	$(8,268,588)
Shares issued from exercise of Series A Warrants	17,088	2	357,139	—	—	357,141
Forward Purchase Agreement – subscription receivable discount	—	—	81,371	—	(81,371)	—
Private Placement - Issuance of common stock, net of issuance costs	750,000	75	9,721,983	—	—	9,722,058
Private Placement - Issuance of pre-funded stock purchase warrants, net of issuance costs	—	—	20,520,023	—	—	20,520,023
Issuance of stock purchase warrants	—	—	1,938,014	—	—	1,938,014
Stock-based compensation	—	—	293,415	—	—	293,415
Net loss	—	—	—	(2,886,756)	—	(2,886,756)
Balance at June 30, 2026	8,512,771	$851	$192,365,464	$(167,689,963)	$(3,001,045)	$21,675,307

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED) (RESTATED)

			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$101,998,956	$(122,368,539)	$(2,545,586)	$(22,902,000)
Shares issued from exercise of Series A Warrants	14,755	74	241,472	—	—	241,546
Conversion of convertible notes into common stock	67,895	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	—	(13,311)	13,311	—	—	—
Stock-based compensation	—	—	754,361	—	—	754,361
Net income (loss)	—	—	—	9,194,630	—	9,194,630
Balance at March 31, 2025	2,716,706	$272	$103,535,931	$(113,173,909)	$(2,545,586)	$(12,183,292)
Conversion of convertible notes into common stock	200	—	—	—	—	—
Reverse stock split	(112)	—	(460)	—	—	(460)
Stock-based compensation	—	—	203,509	—	—	203,509
Net income (loss)	—	—	—	(2,113,859)	—	(2,113,859)
Balance at June 30, 2025	2,716,794	$272	$103,738,980	$(115,287,768)	$(2,545,586)	$(14,094,102)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Six Months Ended June 30,
	2026	2025 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(4,317,424)	$7,080,771
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	134,800	138,400
Stock based compensation	571,069	957,869
Equity compensation expense	—	671
Non-cash interest expense	—	202,920
Amortization of debt discount	62,562	—
Accrued interest on short-term note payable - related party	1,775	—
Change in fair value of derivative liabilities	356,430	(12,201,300)
Changes in operating assets and liabilities:
Accounts receivable	(41,994)	(4,112)
Prepaid expenses	47,058	(139,453)
Other current assets	(192,800)	(431,608)
Accounts payable and accrued expenses	(847,995)	1,118,918
Income taxes payable	—	(6,369)
Excise taxes	124,052	27,296
Due to related party	(12,873)	—
Net Cash Used In Operating Activities	(4,115,341)	(3,255,997)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(117,812)
Capitalized patent costs	(45,432)	(63,686)
Net Cash Used In Investing Activities	(45,432)	(181,498)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants in connection with the Private Placement	34,994,842	—
Offering costs for common stock and warrants issuance in connection with the Private Placement	(2,814,747)	—
Proceeds from issuance of common stock from exercise of warrants	—	241,546
Proceeds from short-term notes payable	75,000	—
Proceeds from short-term notes payable – related party	75,000	—
Repayment of short-term notes payable	(696,732)	(42,671)
Cash used to settle fractional shares	—	(460)
Net Cash Provided By Financing Activities	31,633,363	198,415

Net change in cash	27,472,590	(3,239,080)

Cash at beginning of period	204,725	3,353,732
Cash at end of period	$27,677,315	$114,652

Supplemental disclosure
Cash paid for interest expense	$95,781	$7,329
Cash paid for federal income taxes	$—	$6,369

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock upon the closing of the Merger	$—	$414
Issuance of stock purchase warrants	$1,938,014	$—
Issuance of Common Stock upon cashless exercise of warrants	$2	$—
Forward Purchase Agreement discount accretion	$159,618	$—
Debt discount recognized on note payable	$85,000	$—
Issuance of promissory note in settlement of due to related party	$75,000	$—
Convertible notes converted to common shares	$—	$527,500
Reclassification of warrant derivative liability to additional paid-in capital upon exercise of Series A warrants	$357,139	$—
Capitalized interest to principal balance of short-term note payable	$—	$202,920
Reverse stock split — reclassification from common stock to additional paid-in capital	$—	$13,311
Shares issued upon settlement of warrants	$24	$—

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

Since the Company’s inception, it has experienced recurring net losses and net cash used in operating activities and has generated minimal sales. For the six months ended June 30, 2026, the Company recorded a net loss of $4,317,424, and net cash used in operating activities of $4,115,341. In addition, the Company remains in default of an outstanding promissory note in the principal amount of $1,025,824 due to non-payment of scheduled installments (see Note 10). These conditions previously raised substantial doubt about the Company’s ability to continue as a going concern, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

On June 9, 2026 the Company completed a private placement of 750,000 shares of common stock and pre-funded warrants to purchase 1,583,000 shares of common stock, for aggregate gross proceeds of approximately $35.0 million (approximately $32.2 million net of placement agent fees and offering expenses) (see Note 7). As of June 30, 2026, the Company had cash and cash equivalents of $27,677,315.

Management has evaluated the Company’s projected operating requirements, including its obligations under the promissory note currently in default, against its existing cash and cash equivalents, and has concluded that the Company has sufficient liquidity to fund its operations and satisfy its obligations as they become due — including repayment of the defaulted note in full, if required — for at least one year following the date these financial statements are issued. Accordingly, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

Nasdaq Compliance

In addition, on September 8, 2025, the Company notified Nasdaq that, following the resignation of a director on September 3, 2025, its Audit Committee was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to maintain an audit committee consisting of at least three independent directors. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance, which extends until the earlier of (i) the Company’s next annual meeting of shareholders or (ii) September 3, 2026.

On June 29, 2026, the Company announced that its annual meeting of stockholders has been scheduled for September 15, 2026. Because the annual meeting will occur after September 3, 2026, the Company’s cure period expires on September 3, 2026. The Company is actively evaluating potential candidates to fill the vacancy on its Audit Committee and intends to regain compliance on or before that date.

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

NOTE 2 — CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company restated its previously issued financial statements to correct errors related to (i) the fair value remeasurement of Series A and Series B derivative warrant liabilities under ASC 815, (ii) the recognition of shares issued and a discounted stock subscription receivable in connection with the Forward Purchase Agreement (“FPA”), and (iii) the calculation of basic and diluted income (loss) per share for 2025 interim periods. See Note 2 of the 2025 Annual Report on Form 10-K for a full description of the restatement.

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

Correction of Diluted Earnings Per Share

Additionally, the diluted net income per share included in quarter one of the 2025 interim financial information was corrected to apply the treasury stock method to outstanding warrants. For the six months ended June 30, 2025, the previously reported diluted net income (loss) per share of $1.33 should have been $(0.53).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, cash equivalents consisted of money market funds of $27,535,128. The Company did not have any cash equivalents as of December 31, 2025.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2026 and December 31, 2025, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of June 30, 2026 and December 31, 2025, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of June 30, 2026 and December 31, 2025, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2026 and 2025.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Land improvements	15 years
Machinery & equipment	5 years

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land improvements	$60,137	$60,137
Buildings	1,302,401	1,302,401
Building improvements	2,275,583	2,275,583
Machinery and equipment	2,204,815	2,204,815
Total property and equipment	5,842,936	5,842,936
Less: accumulated depreciation	(3,916,045)	(3,820,893)
Property and equipment, net	$1,926,891	$2,022,043

Depreciation expense of property and equipment was $47,576 and $95,152, for each of the three and six months ended June 30, 2026 and 2025, respectively.

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

Net unissued and issued patents were $1,161,366 and $836,041 as of June 30, 2026, respectively; and $1,155,196 and $836,427 as of December 31, 2025, respectively. The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2026 and 2025, respectively. Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Issued patents
Gross carrying amount	$1,625,156	$1,585,894
Less: accumulated amortization	(789,115)	(749,467)
Issued patents, net	836,041	836,427
Patents pending (not amortized)	1,161,366	1,155,196
Total intangible assets, net	$1,997,407	$1,991,623

Amortization expense for the patents included in the condensed consolidated statements of operations was $19,824, $39,648, $20,882 and $43,248 for the three and six months ended June 30, 2026 and 2025, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $105,000 per year.

Offering and Issuance Costs

The Company accounts for deferred offering costs in accordance with SEC Staff Accounting Bulletin Topic 5.A and ASC 340-10-S99-1, under which costs of a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering upon completion. Costs related to an offering that is abandoned or aborted are charged to other income (expense).

On June 9, 2026, the Company withdrew its Registration Statement on Form S-1 relating to a previously proposed underwritten offering, following the expiration of the Company’s arrangement with its underwriter in April 2026. As a result, the Company charged $549,915 of previously deferred offering costs, including $89,000 of such costs incurred during the three months ended June 30, 2026, to other income (expense) during the three months ended June 30, 2026.

On June 7, 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with a new institutional investor (the “2026 Investor”), pursuant to which we agreed to issue and sell, in a private placement (the “2026 Private Placement”), (i) 750,000 shares of Common Stock at a purchase price of $15.00 per share and (ii) pre-funded warrants to purchase up to 1,583,000 shares of Common Stock at a purchase price of $14.9999 per pre-funded warrant (the “Pre-Funded Warrants”). Offering costs incurred in connection with the 2026 Private Placement were charged against the gross proceeds as a reduction of additional paid-in capital. See Note 9 for additional information regarding the 2026 Private Placement. As of June 30, 2026, the Company had no deferred offering costs.

Costs directly attributable to the issuance of equity instruments are recorded as a reduction of the related proceeds within additional paid-in capital. When an equity financing includes more than one class of equity instrument, issuance costs are allocated among the instruments based on their relative fair values at issuance; costs allocated to any liability-classified instrument are charged to expense as incurred.

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

The Company has elected the short-term lease practical expedient under ASC 842, applying it consistently to all leases with an initial term of 12 months or less, which are excluded from the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company had no right-of-use assets or lease liabilities recorded on its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Foreign Operations

The functional currency of Solidion’s former Taiwan subsidiary is the New Taiwan Dollar. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the financial statements of the Company’s Taiwan subsidiary are translated to U.S. dollars using the exchange rates at the balance sheet dates for assets and liabilities, the historical exchange rate for stockholders’ equity accounts and a weighted average exchange rate for revenue, expenses and gains or losses. Foreign currency translation adjustments are accumulated in a separate component of stockholders’ deficit until the foreign business is sold or substantially liquidated. Foreign currency translation adjustments for the periods presented in these financial statements were not material. The Company ceased research and development operations at its Taiwan location during the three months ended March 31, 2025, and the subsidiary has had no significant operations since that date.

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

On February 12, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 1,084,908 shares of common stock issuable under the 2023 Equity Incentive Plan, which became effective upon filing. As of June 30, 2026, 38,000 shares have been granted under the Plan, of which 0 and 6,667 shares were cancelled and returned to the plan during the three and six months ended June 30, 2026, and 483,575 shares remain available for future issuance.

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

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of June 30, 2026, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted loss per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of June 30, 2026 and 2025. As such, net loss per common stock is the same for basic and diluted loss per share for the three and six months ended June 30, 2026.

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2025 as their inclusion would be anti-dilutive:

June 30, 2026
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	340,315
Placement Agent Warrants	116,650
Stock-based compensation - equity awards	6,000
Stock-based compensation - warrants	12,000
Total common stock equivalents excluded from dilutive loss per share	710,565

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

The Pre-Funded Warrants issued in the 2026 Private Placement are included in the computation of basic net loss per share from their issuance date because the shares of common stock underlying the Pre-Funded Warrants are issuable for nominal consideration ($0.0001 per share) and there are no remaining contingencies or vesting conditions associated with their exercise. The Placement Agent Warrants are excluded from the computation of diluted net loss per share for the periods presented because their effect would be antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and money market funds, which are not insured. As of June 30, 2026, the Company’s cash deposits and money market funds were substantially in excess of federally insured limits. The Company has not experienced any losses on these accounts.

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

Warrants

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are recorded at fair value on the date of issuance and remeasured at each balance sheet date thereafter, with changes in fair value recognized in the statement of operations. The Company evaluates each warrant instrument under ASC 815-40 40 to determine whether it is indexed to the Company’s own stock and whether it meets the conditions for equity classification criteria and do not contain provisions that would require liability classification.

The Company accounts for the outstanding Series A warrants issued in connection with the March 2024 private placement financing (the “PIPE Warrants”) as liability-classified instruments because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes the Black-Scholes options pricing model to determine the fair value of the Series A and Series B warrants, and a Monte Carlo simulation model to determine the fair value of the Series C and Series D warrants. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets, and with changes in the fair value of the PIPE Warrants recorded as a non-cash other income (expense) within change in fair value of derivative liabilities account on the Company’s condensed consolidated statements of operations. See Notes 8 and 13 for the classification and measurement of the Company’s outstanding warrants.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes comprehensive guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard may have on its condensed consolidated financial statements and related disclosures in light of its government grant activity.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability of the interim reporting guidance, improves the organization and navigability of the interim disclosure requirements, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material effect on the entity. The ASU is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior interim periods presented. The Company is currently evaluating the effect this standard may have on its condensed consolidated financial statements and related disclosures.

NOTE 4 — RECAPITALIZATION

IPO warrants

In connection with Nubia’s initial public offering in 2022, 123,500 public warrants and 108,100 Private Warrants were issued, all of which remain outstanding and became warrants for the Common stock in the Company. The Company evaluated the IPO warrants and determined that they are freestanding equity-linked contract within the scope of ASC 815-40. Based on this guidance, the Company concluded that the IPO warrants qualify for equity classification.

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusted the aggregate share consideration paid to the shareholders of HBC if the G3 Tax Lien was not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration were withheld pending settlement of the G3 Tax Lien by G3, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien. See Note 6 for further discussion regarding the Holdback Shares related to the G3 Tax Lien. As of June 30, 2026, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued.

NOTE 5 — RELATED PARTIES

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of June 30, 2026 and December 31, 2025.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $60,000 and $123,280 respectively for the six months ended June 30, 2026 and 2025 and $30,000 and $60,692 respectively for the three months ended June 30, 2026 and 2025. Expenses incurred related to the SSA employees were $106,591 and $278,101 respectively for the six months ended June 30, 2026 and 2025 and $53,775 and $81,311, respectively for the three months ended June 30, 2026 and 2025.

There were $0 and $209,979 outstanding as of June 30, 2026 and December 31, 2025, respectively.

Due to Related Party

At the time of the merger close, the Company had an outstanding payable related to the monthly administrative services support fees due to Mach FM Corp, an affiliate of Mach FM Acquisitions LLC, the sponsor of Nubia. This fee covered office space, utilities, and secretarial and administrative support provided by Mach FM to support Nubia’s operating activities. Amounts outstanding to Mach FM Corp of $87,873 as of December 31, 2025 were repaid in full during the three months ended June 30, 2026.

Henry Ikezi

Henry Ikezi is a significant stockholder of the Company, beneficially owning approximately 40.5% of the Company’s outstanding common stock through entities under his control, including Madison Bond LLC, Bayside Project LLC, and FUN Investment Homes LLC. Mr. Ikezi does not serve on the Company’s Board of Directors and has no board representation.

Notes Payable — Related Party

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

On May 7, 2026, the Company executed a Promissory Note with Madison Bond in the amount of $75,000 in cash for working capital purposes. The note bears interest at 16% per annum and matures on August 7, 2026, with the entire principal due at maturity.

As of June 30, 2026, an aggregate of $151,775 was outstanding under the two promissory notes with Madison Bond, consisting of $150,000 of principal and $1,775 of accrued interest, presented within short-term notes payable - related party on the condensed consolidated balance sheet. No other amounts were due to related parties as of June 30, 2026.

Contingent Consideration

The G3 Tax Lien was not settled by G3 at Closing and, as of June 30, 2026, remained unresolved; accordingly, the 4,000 Holdback Shares have not been issued. The Holdback Shares represent contingent consideration that would become issuable to the HBC shareholders only upon settlement of the G3 Tax Lien by G3. See Note 4 for further discussion regarding the Holdback Shares related to the G3 Tax Lien. As of the Closing Date, the Company recorded a fair value of $906,000 for the 4,000 Holdback Shares, which was accounted for as an equity transaction.

Waiver of Rights under 2024 Securities Purchase Agreement

On June 7, 2026, the Company entered into a waiver (the “Waiver”) with Bayside Project LLC and Madison Bond LLC, each a significant stockholder of the Company, of certain restrictive provisions, pre-emptive and anti-dilution rights, and notice obligations under the securities purchase agreement dated as of August 30, 2024, as amended, among the parties, in order to permit the Company to complete the 2026 Private Placement (see Note 9). The Company did not pay any consideration in connection with the Waiver.

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

D. Boral Capital LLC

In June 2026, D. Boral Capital LLC (f/k/a EF Hutton LLC) (“D. Boral”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, asserting claims arising from the Company’s default under the Promissory Note described in Note 10. The complaint seeks payment of the outstanding principal of $1,025,824, accrued interest at the default rate of 24% per annum, and costs and disbursements. The Company has recorded the full amount of the outstanding principal and accrued default interest, totaling approximately $1,385,647 as of June 30, 2026, in its condensed consolidated balance sheet. The Company does not believe the resolution of this matter will result in a loss materially in excess of the amounts accrued; however, the outcome of litigation is inherently uncertain, and the Company may incur additional costs, including legal fees and any costs or fees awarded to the plaintiff, that are not currently estimable.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,250,000 as of June 2026.

As disclosed in Note 4, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and the six months ended June 30, 2026, the G3 Tax Lien remained unsettled by G3 and as of June 30, 2026, the 4,000 holdback shares have not been issued.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,512,771 and 7,465,283 shares of common stock issued and outstanding, respectively.

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

On June 7, 2026, the Company entered into a securities purchase agreement with an institutional investor providing for the sale, in a private placement, of 750,000 shares of common stock and Pre-Funded Warrants to purchase up to 1,583,000 shares of common stock, for aggregate gross proceeds of approximately $35.0 million. The 2026 Private Placement closed on June 9, 2026, and the 750,000 shares are included in shares issued and outstanding as of June 30, 2026. See Note 9 for a description of the 2026 Private Placement and Note 8 for the terms of the Pre-Funded Warrants and the Placement Agent Warrants issued in connection therewith.

NOTE 8 — WARRANTS

IPO Warrants – Public Warrants

In connection with Nubia’s initial public offering in 2022, 123,500 public warrants were issued, entitling holders to purchase one share of common stock at an exercise price of $575.00 per share, subject to adjustment. Only whole warrants may be exercised. The warrants expire five years after the completion of the Company’s initial business combination on February 2, 2029.

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

The fair value of the Series A and Series B Warrants as of June 30, 2025, was $2,787,750 and $0, respectively, resulting in a gain of $2,167,550 during the six months ended June 30, 2025. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. As of June 30, 2025, 289,613 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 404,605 common shares. As of June 30, 2025, 810,389 Series A Warrants and no Series B Warrants remained outstanding.

The fair value of the Series A and Series B Warrants as of June 30, 2026, was $3,015,191 and $0, respectively. This resulted in a non-cash gain (loss) from the change in fair value of derivatives of $(375,180) and $11,570 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, investors had exercised 609,476 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 687,225 common shares. As of June 30, 2026, 340,315 Series A Warrants and no Series B Warrants remained outstanding.

Series C and Series D Warrants

The Series C and Series D Warrants issued in connection with the August Private Placement were liability-classified in accordance with ASC 815 and remeasured to fair value at each reporting period while outstanding.

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

The Company recorded a non-cash loss from changes in the fair value of derivative liabilities related to the Series C and Series D Warrants of $31,033,241 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 3,688,357 Series C and Series D Warrants, resulting in the issuance of 3,447,957 shares of common stock and the pending issuance of 240,400 shares of common stock and no warrants remained outstanding. Accordingly, no fair value remeasurement was required and no gain or loss from change in fair value was recognized during the three and six months ended June 30, 2026.

The Company recognized non-cash gains from change in fair value of the Series C and Series D Warrants of $1,500,300 and $4,382,250 for the three and six months ended June 30, 2025, respectively.

On February 5, 2026, the Company issued 240,400 shares of common stock to Anson, completing the settlement of all remaining obligations under the termination agreement.

Pre-Funded Warrants

In connection with the 2026 Private Placement (see Note 9), on June 9, 2026 the Company issued Pre-Funded Warrants to purchase up to 1,583,000 shares of common stock. The Pre-Funded Warrants are exercisable at any time after issuance at an exercise price of $0.0001 per share and do not expire until exercised in full. A holder (together with its affiliates) may not exercise any portion of a Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder would beneficially own in excess of 4.99% (or, at the holder’s election upon issuance, 9.99%) of the Company’s outstanding common stock. The Company evaluated the Pre-Funded Warrants under ASC 815-40 and concluded that they are indexed to the Company’s own stock and meet the conditions for equity classification. Accordingly, the Pre-Funded Warrants were recorded within additional paid-in capital at issuance and are not subject to subsequent remeasurement. As of June 30, 2026, no Pre-Funded Warrants had been exercised and Pre-Funded Warrants to purchase 1,583,000 shares of common stock remained outstanding.

Placement Agent Warrants

Also in connection with the 2026 Private Placement, the Company issued the Placement Agent Warrants to purchase up to 116,650 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $17.25 per share (115% of the purchase price per share in the 2026 Private Placement), expire on June 7, 2031, and are subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Placement Agent Warrants provide for customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The Company evaluated the Placement Agent Warrants under ASC 815-40 and concluded that they meet the conditions for equity classification. The grant-date fair value of $1,938,014 was estimated using a Black-Scholes option pricing model with the following assumptions: stock price of $20.47, exercise price of $17.25, expected term of 5.0 years, expected volatility of 107.5%, risk-free rate of 4.26%, and expected dividend yield of 0%. The fair value was recognized as an offering cost of the 2026 Private Placement within additional paid-in capital, with no net effect on total stockholders’ equity. The valuation was considered a non-recurring Level 3 fair value measurement.

NOTE 9 — FORWARD PURCHASE AGREEMENT AND PRIVATE PLACEMENT FINANCING

2026 Private Placement

On June 7, 2026, the Company entered into a securities purchase agreement with an institutional investor (the “2026 Investor”), pursuant to which the Company agreed to issue and sell, in a private placement, (i) 750,000 shares of common stock at a purchase price of $15.00 per share and (ii) pre-funded warrants to purchase up to 1,583,000 shares of common stock at a purchase price of $14.9999 per Pre-Funded Warrant. The 2026 Private Placement closed on June 9, 2026. The Company received aggregate gross proceeds of approximately $35.0 million and net proceeds of approximately $32.2 million after deducting the placement agent fee of 7% of gross proceeds and other offering expenses. The shares, the Pre-Funded Warrants, and the Placement Agent Warrants (as defined below) were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) thereunder.

Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as sole placement agent. In addition to the cash fee, the Company issued to the placement agent warrants to purchase up to 116,650 shares of common stock (the “Placement Agent Warrants”), representing 5% of the total securities sold at the closing. See Note 8 for the terms and accounting treatment of the Pre-Funded Warrants and the Placement Agent Warrants.

Total offering costs, consisting of cash costs of $2,814,747 and the $1,938,014 grant-date fair value of the Placement Agent Warrants, were allocated between the common stock and the Pre-Funded Warrants issued in the 2026 Private Placement on the basis of their relative fair values at issuance and recorded as a reduction of the gross proceeds within additional paid-in capital. Because both the common stock and the Pre-Funded Warrants are classified within stockholders’ equity, the allocation had no effect on the amounts recognized in the condensed consolidated financial statements, and no offering costs were charged to expense. See Note 3 for the Company’s accounting for offering costs, including the write-off of deferred offering costs associated with a previously proposed offering that was abandoned during the period.

Pursuant to the 2026 Purchase Agreement, the Company agreed to register the resale of the shares and the shares of common stock underlying the Pre-Funded Warrants. The Company filed a registration statement on Form S-1 on June 12, 2026, which was declared effective by the SEC on June 22, 2026. In connection with the 2026 Private Placement, the Company’s directors, executive officers and holders of more than 10% of its common stock (on a fully diluted basis) entered into lock-up agreements restricting sales of the Company’s securities from June 7, 2026 until August 6, 2026 (forty-five days following the effective date of the registration statement), subject to certain exceptions and release with the prior written consent of the placement agent, and the Company agreed to certain restrictions on the issuance and sale of its common stock or common stock equivalents through the same date, subject to customary exceptions. See Note 5 for a waiver obtained from parties to a prior securities purchase agreement in connection with the 2026 Private Placement.

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

The discount of $752,147 is being accreted using the effective interest method over the remaining term of the FPA from August 29, 2024 through February 2, 2027, with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit), with no impact on the statements of operations. Accretion for the six months ended June 30, 2026 was $159,618. The stock subscription receivable balance as of June 30, 2026 was $3,001,045.

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

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of June 30, 2026 and December 31, 2025. The model estimated the total present value of the Company’s proceeds at $7,670 and the total present value of the Company’s liability at $1,764,383, resulting in a net liability of approximately $1,756,700 as of June 30, 2026.

As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of $(542,600) and $(368,000) for the three and six months ended June 30, 2026, compared to $381,800 and $5,269,700 for the three and six months ended June 30, 2025.

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

During the three months ended March 31, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 67,895 shares of common stock. As of June 30, 2026, convertible notes representing 1,800 shares remained outstanding and subject to conversion.

Short-term Notes Payable

D. Boral Capital LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton LLC (now known as D. Boral Capital LLC) (“D. Boral”), totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of December 31, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the default was continuing as of June 30, 2026. The Promissory Note accrues interest at the default rate of 24% per annum. In June 2026, EF Hutton filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, seeking payment of the outstanding principal, accrued interest, and costs and disbursements. The full amount of principal and accrued default interest is reflected in the Company’s condensed consolidated balance sheet. See Note 6.

The outstanding balance of the Promissory Note amounted to $1,025,824 as of June 30, 2026 and December 31, 2025. The accrued but unpaid interest on the Promissory Note totaled approximately $359,823 and $235,356 as of June 30, 2026 and December 31, 2025, respectively.

Benesch Friedlander Coplan & Aronoff LLP

On April 29, 2024, the Company executed a Promissory Note with Benesch Friedlander Coplan & Aronoff LLP (“Benesch”) in the original principal amount of $670,000, bearing interest at 7% per annum. The note was subsequently amended in November 2024 and August 2025 to, among other things, capitalize unpaid interest, increase the interest rate to 10% per annum, and extend the maturity date to May 31, 2025. The outstanding principal balance was $621,732 as of December 31, 2025, with accrued but unpaid interest of approximately $28,614.

During the three months ended June 30, 2026, the Company repaid the Benesch note in full, including all accrued interest. As of June 30, 2026, no amounts remained outstanding under the note.

Great Point Capital, LLC

On October 29, 2025, the Company executed an unsecured Promissory Note with Great Point Capital, LLC (the “Noteholder”) in the principal amount of $1,000,000. The Note bears interest at a rate of 8.0% per annum, payable quarterly in arrears. The Note matures on October 25, 2026 or the date on which all amounts become immediately due and payable following a Nasdaq delisting notice that would result in the Company’s common stock no longer trading on any Nasdaq market. In the event of a default, the Note bears interest at the Default Rate of 10% per annum.

The Note contains customary representations, warranties, and covenants of the Company and provides for events of default, including nonpayment of principal or interest, breaches of representations, insolvency events, and delisting of the Company’s common stock from Nasdaq. Upon an event of default, the Noteholder may declare all outstanding principal and accrued interest immediately due and payable. The accrued but unpaid interest on the Promissory Note totaled approximately $22,171 and $14,685 as of June 30, 2026 and December 31, 2025, respectively.

The outstanding balance of Short-term Notes Payable amounted to $2,003,386 and $2,647,556 as of June 30, 2026 and December 31, 2025, respectively.

Notes Payable — Related Party

As of June 30, 2026, the Company had two promissory notes outstanding with Madison Bond LLC, a significant stockholder, in the aggregate principal amount of $150,000: (i) a note dated May 7, 2026 in the principal amount of $75,000, bearing interest at 16% per annum and maturing on August 7, 2026, and (ii) a note dated May 11, 2026 in the principal amount of $75,000, bearing no interest and maturing on November 11, 2026, each with the entire principal due in a balloon payment at maturity. Accrued interest on the May 7 note of $1,775 was outstanding as of June 30, 2026. The notes and accrued interest are presented within short-term notes payable - related party on the condensed consolidated balance sheet. No amounts were outstanding under related party notes as of December 31, 2025. See Note 5 for additional information regarding these notes and the Company’s other transactions with Madison Bond.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2026 and 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three and six months ended June 30, 2026 and 2025, and pre-tax losses for the three and six months ended June 30, 2026 and 2025 due to a full valuation allowance to offset any deferred tax assets.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the six months ended June 30, 2026, no unrestricted common stock awards were granted and no related compensation expense was recognized.

During the three months ended March 31, 2025, the Company granted fully vested, unrestricted common shares to certain in connection with the terms of their individual employment agreements and recognized compensation expense of $121,410 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025; no such expense was recognized during the three months ended June 30, 2025.

Restricted Stock Units and Stock Options

During the three and six months ended June 30, 2026, no restricted stock units (“RSUs”) were granted. During the three and six months ended June 30, 2026, 0 and 6,667 unvested RSUs were forfeited in connection with management departure, resulting in a reversal of previously recognized compensation cost. The Company recognized the amount of $15,239 and $14,717 in stock-based compensation expense related to RSUs for the three and six months ended June 30, 2026, included within operating expenses on the Company’s condensed consolidated statements of operations.

The following table summarizes RSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	25,333	$13.88
Granted	-	-
Vested	(12,666)	13.88
Cancelled	(6,667)	8.17
Outstanding at June 30, 2026	6,000	$13.88

As of June 30, 2026, total unrecognized compensation cost related to unvested RSUs was approximately $72,181, expected to be recognized over a weighted-average period of 0.59 years.

During the six months ended June 30, 2025, the Company granted RSUs to certain executives and management in connection with the terms of their individual employment agreements. The Company recognized the amount of $111,334 and $280,108 for the three and six months ended June 30, 2025, respectively. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated statements of operations. There were no stock options granted or outstanding during the period ended June 30, 2025.

Warrants

There were no warrants granted during the three and six months ended June 30, 2026. There were 12,000 at-the-money warrants outstanding as of June 30, 2026.

During the three and six months ended June 30, 2025, the Company granted 0 and 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recognized $278,176 and $556, 352 of stock-based compensation expense related to these awards for each of the three and six months ended June 30, 2026 and 2025. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through June 30, 2026, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0 and $671, respectively, related to equity awards granted to consultants and contractors, included within operating expenses. No such expense was recognized during the three and six months ended June 30, 2026.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2026	2025
Derivative Liabilities:
Forward purchase agreement	3	$1,756,700	$1,388,700
Warrants – Series A	3	$3,015,191	$3,383,900

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares.

The fair value measurement of the FPA at June 30, 2026 and December 31, 2025 was calculated using the following range of weighted average assumptions:

	June 30,	December 31,
	2026	2025
Risk-free interest rate	4.00%	3.48%
Stock price	$9.29	$7.09
Expected life	0.5 years	1.1 years
Expected volatility of underlying stock	197.5%	175.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $7,670 and the total present value of the Company’s liability at approximately $1,764,383, resulting in a net liability of approximately $1,756,700 as of June 30, 2026. This resulted in a non-cash non-operating loss from the change in fair value of derivatives of approximately $542,600 and $368,000 for the three and six months ended June 30, 2026.

The following table presents the changes in the fair value of the derivative liability associated with the Forward Purchase Agreement, measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2026:

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2025	$1,388,700
Change in fair value	(174,600)
Balance, March 31, 2026	1,214,100
Change in fair value	542,600
Balance, June 30, 2026	1,756,700

Warrants – Series A and B

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Series A Warrants at June 30, 2026, which included the following assumptions:

Series A Warrants
Expected term	3.4 years
Stock price	$9.29
Risk free rate	4.1%
Expected volatility	184.1%
Expected dividend rate	$0.00
Exercise Price	$3.10

The fair value of the Series A and Series B Warrants as of June 30, 2026, was $3,015,191 and $0, respectively. The $0 fair value for the Series B Warrants reflects that all Series B Warrants had been exercised by this date. This resulted in a non-cash gain (loss) from the change in fair value of derivatives of $(375,180) and $11,570 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, investors had exercised 609,476 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 687,225 common shares. As of June 30, 2026, 340,315 Series A Warrants and no Series B Warrants remained outstanding.

The following table presents the changes in the fair value of the derivative liability associated with the Series A Warrants, measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2026:

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2025	$3,383,900
Change in fair value	(386,750)
Balance, March 31, 2026	2,997,150
Change in fair value	18,041
Balance, June 30, 2026	3,015,191

Warrants – Series C and D

The Company’s Series C and Series D Warrants were classified as derivative liabilities and remeasured to fair value each reporting period until their conversion and cancellation in October 2025 (see Note 8). The Company recognized non-cash gains change in fair value of the Series C and Series D Warrants of $1,500,300 and $4,382,250 for the three and six months ended June 30, 2025, respectively.

Non-cash gains from the change in the fair value of the Series C and Series D Warrants of $1,500,300 and $4,382,250 were recognized for the three and six months ended June 30, 2025, respectively.

As of December 31, 2025, all Series C and Series D Warrants had been exercised and no warrants remained outstanding. Accordingly, no fair value measurement was required for these instruments as of June 30, 2026, and no gain or loss from change in fair value was recognized for the three and six months ended June 30, 2026.

Stock-based compensation – Awards with Market-Based Conditions

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the awards with market-based conditions at the date of the Merger, which included the following assumptions: stock price of $226.50, risk free rate of 3.9%, volatility of 72.5%, dividends yield of 0% and duration of 6 years.

Placement Agent Warrants

In connection with the 2026 Private Placement, the Company issued warrants to the placement agent to purchase up to 116,650 shares of common stock (the “Placement Agent Warrants”), which were classified within stockholders’ equity. Because the Placement Agent Warrants are equity-classified, they are measured at fair value only at issuance and are not remeasured in subsequent periods. Accordingly, the Placement Agent Warrants are not included in the recurring fair value measurement table above.

The grant-date fair value of the Placement Agent Warrants of $1,938,014 was measured on a nonrecurring basis using a Black-Scholes option pricing model, which represents a Level 3 measurement given the significant unobservable inputs. The following assumptions were used: stock price of $20.47, exercise price of $17.25, expected term of 5.0 years, expected volatility of 107.5%, risk-free interest rate of 4.26%, and expected dividend yield of 0%. The fair value was recognized as an offering cost of the 2026 Private Placement within additional paid-in capital, with no net effect on total stockholders’ equity. See Note 8 for additional information.

NOTE 14 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Office lease

In July 2026, the Company entered into a Commercial Sublease Agreement (the “Sublease”) with American State Bank, a Texas banking association, for approximately 3,766 rentable square feet of office space at 1900 N. Pearl Street, Suite 1750, Dallas, Texas 75201, which serves as the Company’s corporate headquarters. The Sublease has a term of 53 months commencing July 13, 2026 and expiring November 30, 2030. Base rent under the Sublease is as follows:

Period	Annual Rate (per RSF)	Monthly Base Rent	Lease Year
7/13/26 – 11/30/26	$33.83	$10,617	1
12/1/26 – 11/30/27	$34.68	$10,884	2
12/1/27 – 11/30/28	$35.55	$11,157	3
12/1/28 – 11/30/29	$36.44	$11,436	4
12/1/29 – 11/30/30	$37.35	$11,722	5

In addition to base rent, the Company is obligated to pay its proportionate share of operating expenses, real estate taxes, and landlord insurance (NNN), estimated at $26.76 per rentable square foot for 2026 (approximately $8,404 per month), subject to annual reconciliation. Upon execution, the Company paid a security deposit of $21,906 and prepaid rent of $131,436, which may be applied against future rent obligations one time per calendar quarter beginning December 1, 2027. Total amounts paid to the Sublessor upon commencement, including the security deposit, prepaid rent, and prorated July 2026 rent and NNN, were $165,420.

The Company has determined that the Sublease constitutes an operating lease under ASC 842, Leases. The total undiscounted future minimum base rent payments over the 53-month term are approximately $1,135,146. The right-of-use asset and corresponding lease liability will be recognized on the Company’s condensed consolidated balance sheet as of the commencement date of July 15, 2026 and will be reflected in the Company’s financial statements for the period ending September 30, 2026.

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

Recent Developments

2026 Private Placement

On June 7, 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with a new institutional investor (the “2026 Investor”), pursuant to which we agreed to issue and sell, in a private placement (the “2026 Private Placement”), (i) 750,000 shares of Common Stock at a purchase price of $15.00 per share and (ii) pre-funded warrants to purchase up to 1,583,000 shares of Common Stock at a purchase price of $14.9999 per pre-funded warrant (the “Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable at any time after issuance at an exercise price of $0.0001 per share and do not expire until exercised in full. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as sole placement agent for the 2026 Private Placement. The closing of the 2026 Private Placement occurred on June 9, 2026. We received aggregate gross proceeds of approximately $35.0 million and, after deducting the placement agent fee of 7% of gross proceeds and related offering expenses, net proceeds of approximately $32.2 million, which we intend to use to support the commercialization of our patented Extreme-Climate Battery technology, fulfill customer demand, expand inventory, advance the building and testing of prototypes, and for working capital and general corporate purposes.

Pursuant to the 2026 Purchase Agreement, we agreed to file a registration statement with the SEC registering the resale of the shares and the shares of Common Stock underlying the Pre-Funded Warrants. We filed the registration statement on Form S-1 on June 12, 2026, and it was declared effective by the SEC on June 22, 2026. In connection with the 2026 Private Placement, each of our directors, executive officers and holders of more than 10% of our Common Stock (on a fully diluted basis) entered into lock-up agreements restricting sales of our securities from June 7, 2026 until August 6, 2026, forty-five (45) days following the effective date of the registration statement (subject to certain exceptions and release with the prior written consent of the placement agent), and we agreed to certain restrictions on the issuance and sale of our Common Stock or Common Stock equivalents through the same date, subject to customary exceptions.

In connection with the 2026 Private Placement, we issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase up to 116,650 shares of Common Stock, representing 5% of the total securities sold at the closing. The Placement Agent Warrants are immediately exercisable at an exercise price of $17.25 per share (equal to 115% of the purchase price per share in the 2026 Private Placement) and expire on the five-year anniversary of the date of the 2026 Purchase Agreement. The Placement Agent Warrants are subject to a 180-day lock-up from the date of the 2026 Purchase Agreement pursuant to FINRA Rule 5110(e)(1) and contain customary adjustments in the event of stock dividends, splits, reorganizations or similar events.

See Note 9 to the condensed consolidated financial statements for additional information regarding the 2026 Private Placement.

Treasury Strategies

On June 29, 2026, we announced our intention to opportunistically acquire shares of Space Exploration Technologies Corp. (“SpaceX”) to be held as a long-term strategic treasury asset. We expect the initial allocation, and any future additions, to represent a modest portion of our cash on hand and not to interfere with our operating priorities, planned capital expenditures, or ability to fund our core operations and strategic plan. As of June 30, 2026, and through the date of this Quarterly Report, we had not acquired any SpaceX shares under this strategy.

On November 14, 2024, we adopted a strategic Bitcoin allocation policy for our corporate treasury under which, subject to board approval, we may allocate excess cash from operations toward Bitcoin purchases, convert interest earnings from cash held in money market accounts into Bitcoin, and allocate a portion of future capital raises to Bitcoin acquisitions. To date, we have not purchased any Bitcoin under this policy. For fiscal year 2025, we did not identify excess cash from operations available for Bitcoin purchases, and the interest income of $19,094 generated in 2025, which had been designated for Bitcoin purchases, has not yet been converted. We did not allocate any portion of the net proceeds of the 2026 Private Placement to Bitcoin acquisitions, and the proceeds are intended to be used for the purposes described under “2026 Private Placement” above. Any future purchases of Bitcoin, including any conversion of designated interest earnings or allocation of proceeds from future capital raises, remain subject to board approval and will be evaluated in light of our operating priorities and liquidity needs.

Office Lease

In July 2026, we entered into a Commercial Sublease Agreement for approximately 3,766 rentable square feet of office space at 1900 N. Pearl Street, Suite 1750, Dallas, Texas, which serves as our corporate headquarters. The sublease has a 53-month term commencing July 13, 2026 and expiring November 30, 2030, with total undiscounted future minimum base rent payments of approximately $1,135,146, plus our proportionate share of operating expenses, real estate taxes, and landlord insurance. Upon execution we paid a security deposit of $21,906 and prepaid rent of $131,436. See Note 14 to the condensed consolidated financial statements.

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

As a result of Ms. Ekberg Tsai’s resignation, the Company’s Audit Committee is composed of two members. On September 8, 2025, the Company notified The Nasdaq Stock Market, LLC of its non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the Audit Committee be composed of three directors. Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company has a cure period to regain compliance by appointing a new independent director to the Audit Committee, which extends until the earlier of the Company’s next annual meeting of shareholders or September 3, 2026.

On March 24, 2026, the Company announced an annual meeting of shareholders scheduled for June 11, 2026. On June 29, 2026, the Company announced that the annual meeting has been rescheduled for September 15, 2026. Because the rescheduled annual meeting will occur after September 3, 2026, the Company’s cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) expires on September 3, 2026. The Company is actively evaluating potential candidates to fill the vacancy on its Audit Committee and intends to appoint a new independent director to the Audit Committee on or before that date.

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

Summary of Statements of Operations for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30,
	2026	2025 (Restated)

Net sales	$124,914	$4,000
Cost of goods sold	-	2,327
Operating expenses	1,492,251	1,788,797
Total other expense	(1,519,419)	(326,735)
Net loss	$(2,886,756)	$(2,113,859)

Net Sales

Net sales increased by $120,914 for the three months ended June 30, 2026, to $124,914, compared to $4,000 for the three months ended June 30, 2025. The increase was primarily attributable to government grant revenue recognized during the period.

Operating Expenses

Operating expenses decreased by $296,546 for the three months ended June 30, 2026. This decrease was primarily driven by lower general and administrative costs, including reduced personnel and professional services expenses. Additionally, there were decreased research and development costs, including personnel expenses associated with the commercialization of our battery cell products and third-party validation testing of our proprietary silicon anode.

Other Income (Expense)

Other expense increased by $1,192,684 for the three months ended June 30, 2026. This increase was largely driven by a loss of $917,780 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and warrants related to the March private placement financing, compared to a loss of $216,150 in the three months ended June 30, 2025. Other expense for the quarter also included a $549,915 non-cash write-off of deferred offering costs associated with a registration statement the Company withdrew in June 2026, and interest expense of $153,597 primarily related to the Company’s short-term notes.

Summary of Statements of Operations for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025 (Restated)

Net sales	$210,340	$4,000
Cost of goods sold	1,696	2,327
Operating expenses	3,350,274	4,921,466
Total other income (expense)	(1,175,794)	12,000,564
Net income (loss)	$(4,317,424)	$7,080,771

Net Sales

Net sales increased by $206,340 for the six months ended June 30, 2026, to $210,340, compared to $4,000 for the six months ended June 30, 2025. The increase was primarily attributable to government grant revenue recognized during the period.

Operating Expenses

Operating expenses decreased by $1,571,192 for the six months ended June 30, 2026. This decrease was primarily driven by lower general and administrative costs, including reduced personnel and professional services expenses. Additionally, there were decreased research and development costs, including personnel expenses associated with the commercialization of our battery cell products and third-party validation testing of our proprietary silicon anode.

Other Income (Expense)

Other expense increased by $13,176,358 for the six months ended June 30, 2026. This increase was largely driven by a loss of $356,430 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the Private Placement financing, compared to a gain of $12,201,300 in the six months ended June 30, 2025. Additionally, there was interest expense of $300,830 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025 (Restated)
Net cash provided by (used in):
Operating Activities	(4,115,341)	(3,255,997)
Investing Activities	(45,432)	(181,498)
Financing Activities	31,633,363	198,415
Net increase (decrease) in cash	27,472,590	(3,239,080)

Net Cash used in Operating Activities

For the six months ended June 30, 2026, cash used in operating activities was $4,115,341. This primarily resulted from net loss of $4,317,424, which included non-cash loss of $356,430 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March Private Placement warrants. These non-cash losses were added back to reconcile net income to net cash used in operating activities, as part of non-cash adjustments that also included depreciation and amortization, stock-based compensation amortization of debt discount and accrued interest related to short-term notes payable – related party, totaling $1,126,636. Additionally, changes in operating assets and liabilities used $911,680 of cash from operating activities, driven primarily by a $847,995 decrease in accounts payable and accrued expenses.

For the six months ended June 30, 2025, cash used in operating activities was $3,255,997. This primarily resulted from net income of $7,080,771, which included non-cash gain of $12,201,300 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and March and August Private Placement warrants. These non-cash gains were added back to reconcile net income to net cash used in operating activities, as part non-cash adjustments that also included depreciation and amortization, stock-based compensation non-cash interest expense, totaling $10,901,440. Additionally, changes in operating assets and liabilities used $564,672 of cash from operating activities, driven primarily by a $431,608 increase in other current assets. The increase in other current assets was due to the financing arrangement associated with the directors and officers insurance policy.

Net Cash used in Investing Activities

For the six months ended June 30, 2026, the Company used cash of $45,432 in investing activities consisting of capitalized patent costs.

For the six months ended June 30, 2025, the Company used cash of $181,498 in investing activities consisting of purchases of Silicon Oxide (SiOx) manufacturing equipment and capitalized patent costs.

Net Cash provided by Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $31,633,363. This consisted primarily of net proceeds of approximately $32.2 million from the 2026 Private Placement, after deducting the placement agent fee and offering expenses paid and partially offset by the repayments of short-term notes of $696,732.

For the six months ended June 30, 2025, the Company generated cash of $198,415 from financing activities. The Company received proceeds from warrant exercises of $241,546. These increases were offset by repayment of short-term notes of $42,671.

Liquidity and Capital Resources

Since Solidion’s inception, the Company has experienced recurring net losses and has generated minimal sales. These conditions, together with the Company’s limited cash resources in prior periods and its default under an outstanding promissory note, previously raised substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

In June 2026, we completed a private placement of 750,000 shares of common stock and pre-funded warrants to purchase 1,583,000 shares of common stock, for aggregate gross proceeds of approximately $35.0 million (approximately $32.2 million net of placement agent fees and offering expenses).

As of June 30, 2026, we had cash and cash equivalents of $27,677,315. Management has evaluated our projected operating requirements — including our obligations under the promissory note currently in default and — against our existing cash and cash equivalents, and has concluded that we have sufficient liquidity to fund our operations and satisfy our obligations as they become due for at least one year following the date the financial statements included in this Quarterly Report are issued. Accordingly, the conditions that previously raised substantial doubt about our ability to continue as a going concern have been alleviated. See Note 1 to the condensed consolidated financial statements.

During the six months ended June 30, 2026, we incurred losses from operations totaling $4,317,424 and net cash used in operating activities of $4,115,341. As of June 30, 2026, we had an accumulated deficit of $167,689,963. We expect to continue to incur such losses for at least the next twelve months, and we expect our expenditures to increase as we advance our development and commercialization activities. Our longer-term capital requirements will depend on many factors, including the pace of our technology development, the buildout of manufacturing capabilities, and our ability to generate revenue. We may seek to raise additional capital through the sale of equity securities, government grants, or debt financing; however, there is no assurance that additional financing will be available on terms favorable to us, or at all.

Off-Balance Sheet Arrangements

At June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability of the interim reporting guidance, improves the organization and navigability of the interim disclosure requirements, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material effect on the entity. The ASU is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior interim periods presented. The Company is currently evaluating the effect this standard may have on its condensed consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, because of certain material weaknesses in our internal control over financial reporting, as further described below.

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2026, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under “Litigation” in Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference. In June 2026, D. Boral Capital LLC (f/k/a EF Hutton LLC) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, seeking payment of outstanding principal, accrued interest, and costs under a promissory note as to which the Company is in default. See Note 6 and Note 10 to the condensed consolidated financial statements.

From time to time, the Company is involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe any such other pending matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2026)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2026)
10.1	Securities Purchase Agreement, dated June 7, 2026, by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2026)
10.2	Placement Agency Agreement, dated June 7, 2026, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2026)
10.3	Waiver to Securities Purchase Agreement, dated June 7, 2026, by and between the Company, Bayside Project LLC and Madison Bond LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: August 6, 2026	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: August 6, 2026	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)