Form 10-Q
period 2026-09-30
Solidion Technology Inc.
filed 2026-11-09
CIK 1881551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Registrant’s telephone number, including area code: (972) 823-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, there were 9,411,893 shares of common stock of the Company issued and outstanding.

SOLIDION TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ Global”) under the symbol “STI”. The Company’s Public Warrants to purchase Common Stock at an exercise price of $575.00 per share, previously listed under ticker “NUBIW”, were delisted from the Nasdaq and pending listing on The OTC Pink Limited Market under the symbol “STIWW”. Until the Merger, Nubia neither engaged in any operations nor generated any revenue, and based on its business activities, Nubia was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$26,154,004	$204,725
Accounts receivable	5,467	5,110
Other receivable	302,500	302,500
Inventory	24,430	24,430
Prepaid expenses	137,049	170,257
Other current assets	156,486	76,166
Total Current Assets	26,779,936	783,188

Non-current assets:
Property and Equipment, net of depreciation	1,884,765	2,022,043
Patents, net of amortization	2,015,380	1,991,623
Operating lease right-of-use asset	502,171	-
Other non-current assets	75,405	-
Total Assets	$31,257,657	$4,796,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,217,688	$3,509,936
Operating lease liability, current	95,846	-
Excise tax payable	1,116,710	964,463
Derivative liabilities	565,700	4,772,600
Due to related party	-	87,873
Short-term notes payable	2,021,030	2,647,556
Short-term notes payable – related party	154,800	-
Total Current Liabilities	7,171,774	11,982,428

Non-current Liabilities:
Operating lease liability, non-current	330,356	-
Total Liabilities	7,502,130	11,982,428

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 8,981,893 and 7,465,283 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	898	746
Additional paid-in capital	191,200,169	159,027,646
Stock subscription receivable	-	(2,841,427)
Accumulated deficit	(167,445,540)	(163,372,539)
Total Stockholders’ Equity (Deficit)	23,755,527	(7,185,574)
Total Liabilities and Stockholders’ Equity (Deficit)	$31,257,657	$4,796,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025 (Restated)
Revenue	$41,638	9,350	$251,978	13,350
Cost of revenue	120,000	4,321	121,696	6,648
Gross profit	(78,362)	5,029	130,282	6,702

Operating Expenses
Research and development	332,846	523,569	1,106,035	2,276,161
Selling, general and administrative	1,908,069	1,224,360	4,485,154	4,393,234
Total operating expenses	2,240,915	1,747,929	5,591,189	6,669,395

Operating loss	(2,319,277)	(1,742,900)	(5,460,907)	(6,662,693)

Other Income (Expense)
Change in fair value of derivative liabilities	1,241,242	(2,237,050)	884,812	9,964,250
Gain on extinguishment of derivative liability	1,297,600	-	1,297,600	-
Interest income	206,726	176	242,047	18,333
Interest expense	(143,131)	(112,371)	(443,961)	(331,264)
Other expense	(38,737)	-	(592,592)	-
Total other income (expense)	2,563,700	(2,349,245)	1,387,906	9,651,319

Net income (loss) before provision for income taxes	244,423	(4,092,145)	(4,073,001)	2,988,626

Provision for income taxes	-	-	-	-

Net Income (Loss)	$244,423	$(4,092,145)	$(4,073,001)	$2,988,626

Weighted average number of shares of common stock outstanding, basic	10,239,568	3,076,486	8,803,055	3,027,298
Basic net income (loss) per share of common stock	$0.02	$(1.33)	$(0.46)	$0.99
Weighted average number of shares of common stock outstanding, diluted	10,421,502	3,076,486	8,803,055	3,847,742
Diluted net loss per share of common stock	$(0.05)	$(1.33)	$(0.46)	$(1.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity (DEFICIT)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Stock Subscription	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at June 30, 2026	8,512,771	$851	$192,365,464	$(167,689,963)	$(3,001,045)	$21,675,307
Shares issued from exercise of Series A Warrants – related party	214,037	21	1,667,327	—	—	1,667,348
Forward Purchase Agreement – subscription receivable discount	—	—	77,180	—	(77,180)	—
Cancellation of Forward Purchase Agreement	—	—	(3,078,225)	—	3,078,225	—
Repurchase and cancellation of shares – related party	(19,915)	(2)	(140,000)	—	—	(140,002)
Exercise of prefunded warrants	275,000	28		—	—	28
Stock-based compensation to employees and directors	—	—	308,423	—		308,423
Net income	—	—	—	244,423	—	244,423
Balance at September 30, 2026	8,981,893	898	191,200,169	(167,445,540)	—	23,755,527

	Nine Months Ended September 30, 2026
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2025	7,465,283	$746	$159,027,646	$(163,372,539)	$(2,841,427)	$(7,185,574)
Shares issued upon settlement of warrants	240,400	24	(24)	—	—	—
Shares issued from exercise of Series A Warrants	17,088	2	357,139	—	—	357,141
Shares issued from exercise of Series A Warrants – related party	214,037	21	1,667,327	—	—	1,667,348
Forward Purchase Agreement – subscription receivable discount	—	—	236,798	—	(236,798)	—
Discount on short term notes payable	—	—	70,000	—	—	70,000
Private Placement - Issuance of common stock, net of issuance costs	750,000	75	9,721,983	—	—	9,722,058
Private Placement - Issuance of pre-funded stock purchase warrants, net of issuance costs	—	—	20,520,023	—	—	20,520,023
Issuance of stock purchase warrants	—	—	1,938,014	—	—	1,938,014
Cancellation of Forward Purchase Agreement	—	—	(3,078,225)	—	3,078,225	—
Repurchase and cancellation of shares – related party	(19,915)	(2)	(140,000)	—	—	(140,002)
Exercise of prefunded warrants	275,000	28	—	—	—	28
Stock-based compensation to consultants	40,000	4	(4)	—	—	—
Stock-based compensation to employees and directors	—	—	879,492	—	—	879,492
Net loss	—	—	—	(4,073,001)	—	(4,073,001)
Balance at September 30, 2026	8,981,893	898	191,200,169	(167,445,540)	—	23,755,527

	Three Months Ended September 30, 2025 (Restated)
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at June 30, 2025	2,716,794	$272	$103,738,980	$(115,287,768)	$(2,545,586)	$(14,094,102)
Shares issued from exercise of Series A Warrants	157,532	16	430,006	—	—	430,022
Stock-based compensation to employees and directors	—	—	349,225	—	—	349,225
Net income (loss)	—	—	—	(4,092,145)	—	(4,092,145)
Balance at September 30, 2025	2,874,326	$288	$104,518,211	$(119,379,913)	$(2,545,586)	$(17,407,000)

	Nine Months Ended September 30, 2025 (Restated)
			Additional		Stock	Stockholders’
	Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	2,633,956	$13,169	$101,998,956	$(122,368,539)	$(2,545,586)	$(22,902,000)
Shares issued from exercise of Series A Warrants	172,287	90	671,478	—	—	671,568
Conversion of convertible notes into common stock	68,095	339	527,161	—	—	527,500
Shares issued to consultants	100	1	670	—	—	671
Reverse stock split	(112)	(13,311)	12,851	—	—	(460)
Stock-based compensation to employees and directors	—	—	1,307,095	—	—	1,307,095
Net income (loss)	—	—	—	2,988,626	—	2,988,626
Balance at September 30, 2025	2,874,326	$288	$104,518,211	$(119,379,913)	$(2,545,586)	$(17,407,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUdITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(4,073,001)	$2,988,626
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	202,201	206,858
Stock based compensation	879,492	1,307,095
Equity compensation expense	—	671
Amortization of debt discount	80,205	—
Non-cash operating lease cost	34,017	—
Accrued interest on short-term note payable - related party	4,800	—
Change in fair value of derivative liabilities	(884,812)	(9,964,250)
Gain on extinguishment of Forward Purchase Agreement	(1,297,600)	—
Changes in operating assets and liabilities:
Accounts receivable	(357)	(4,561)
Prepaid expenses	33,208	(57,115)
Other current assets	(80,320)	(253,887)
Other non-current assets	(75,405)
Accounts payable and accrued expenses	(319,651)	2,134,207
Income taxes payable	—	(6,369)
Excise taxes	152,247	40,944
Due to related party	(12,873)	—
Operating lease payments	(97,583)	—
Net Cash Used In Operating Activities	(5,455,432)	(3,607,781)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,451)	(117,812)
Capitalized patent costs	(83,229)	(96,070)
Net Cash Used In Investing Activities	(88,680)	(213,882)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants in connection with the Private Placement	34,994,842	—
Offering costs for common stock and warrants issuance in connection with the Private Placement	(2,814,747)	—
Exercise of prefunded warrants	28	—
Proceeds from issuance of common stock from exercise of warrants	—	671,568
Proceeds from short-term notes payable	75,000	—
Proceeds from short-term notes payable – related party	75,000	—
Repayment of short-term notes payable	(696,732)	(42,671)
Repurchase of shares	(140,000)	—
Cash used to settle fractional shares	—	(460)
Net Cash Provided By Financing Activities	31,493,391	628,437

Net change in cash	25,949,279	(3,193,226)

Cash at beginning of period	204,725	3,353,732
Cash at end of period	$26,154,004	$160,506

Supplemental disclosure
Cash paid for interest expense	$35,289	$16,627
Cash paid for federal income taxes	$—	$6,369

Supplemental disclosure of non-cash financing activities:
Issuance of stock purchase warrants	$1,938,014	$—
Issuance of Common Stock upon cashless exercise of warrants	$47	$—
Forward Purchase Agreement discount accretion	$236,798	$—
Cancellation of Forward Purchase Agreement	$3,078,225	$—
Debt discount recognized on note payable	$85,000	$—
Issuance of promissory note in settlement of due to related party	$75,000	$—
Convertible notes converted to common shares	$—	$527,500
Reclassification of warrant derivative liability to additional paid-in capital upon exercise of Series A warrants	$2,024,442	$—
Reverse stock split — reclassification from common stock to additional paid-in capital	$—	$13,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLIDION TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Solidion Technology, Inc. (the “Company”, “Solidion” or “Solidion Technology”), formerly known as Nubia Brand International Corp. prior to February 2, 2024, was incorporated in Delaware on June 14, 2021, and is an advanced battery technology company focused on the development and commercialization of next-generation battery materials, components, and energy storage solutions. Solidion is headquartered in Dallas, TX, with research and development and manufacturing operations located in Dayton, OH.

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

The Merger was accounted for as a common control transaction with respect to HBC which is akin to a reverse recapitalization. This conclusion was based on the fact that G3 had a controlling financial interest in HBC prior to the Merger and had a controlling financial interest in Solidion immediately following the Merger (which includes HBC as a wholly owned subsidiary). Net assets of Nubia were stated at their historical carrying amounts with no goodwill or intangible assets recognized in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Merger with respect to HBC was not treated as a change in control due primarily to G3 receiving the controlling voting stake in Solidion and G3’s ability to nominate a majority of the board of directors of Solidion. Under the guidance in ASC 805 for transactions between entities under common control, the assets and liabilities of HBC and Nubia are recognized at their carrying amounts on the date of the Merger.

Under a reverse recapitalization, Nubia was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of HBC issuing stock for the net liabilities of Nubia, accompanied by a recapitalization.

Liquidity

The Company has incurred recurring net losses and negative cash flows from operations since inception, including a net loss of $4,073,001 and net cash used in operating activities of $5,455,432 for the nine months ended September 30, 2026, and remains in default under a promissory note with an outstanding principal amount of $1,025,824 (see Note 10). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, these conditions previously raised substantial doubt about the Company’s ability to continue as a going concern. That substantial doubt was resolved   upon completion of the 2026 Private Placement in June 2026 (see Note 9). As of September 30, 2026, the Company had cash and cash equivalents of $26,154,004, which management believes will be sufficient to fund the Company’s operations and satisfy its obligations as they become due for at least one year from the date these condensed consolidated financial statements are issued.

Nasdaq Compliance

On September 8, 2025, following the resignation of a director on September 3, 2025, the Company notified The Nasdaq Stock Market LLC (“Nasdaq”) that its Audit Committee no longer complied with Nasdaq Listing Rule 5605(c)(2)(A), which requires an audit committee of at least three independent directors. Under Nasdaq Listing Rule 5605(c)(4), the Company had a cure period to regain compliance ending on the earlier of its next annual meeting of stockholders or September 3, 2026.

On August 31, 2026, the Board of Directors increased its size from four to seven members and appointed Mark Schwartz, Kimi L. Ellen and Dante W. Robinson as independent directors. The Board also appointed each of them to the Audit Committee, which now has four members. As a result, the Company regained compliance with Nasdaq Listing Rule 5605(c)(2)(A) within the applicable cure period.

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

Correction of Diluted Earnings Per Share

Additionally, the diluted net income per share included in quarter one of the 2025 interim financial information was corrected to apply the treasury stock method to outstanding warrants. For the nine months ended September 30, 2025, the previously reported diluted net income (loss) per share of $0.60 should have been $(1.12).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026, cash equivalents consisted of money market funds of $26,066,209. The Company did not have any cash equivalents as of December 31, 2025.

Accounts Receivable, net of Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to uncollectability. Bad debt reserves are maintained as warranted for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2026 and December 31, 2025, the Company determined that no allowance was required.

Other Receivable

During the first quarter of 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. As of September 30, 2026 and December 31, 2025, the outstanding balance of other receivables amounted to $302,500.

Inventory

Inventories are stated at the lower of first-in, first-out cost or net realizable value. The Company writes-down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes off obsolete inventories when the Company deems the value to be impaired. As of September 30, 2026 and December 31, 2025, the Company determined that no write off was required.

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

Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2026 and 2025.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building	40 years
Building improvements	15 years
Land improvements	15 years
Machinery & equipment	5 years

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Land improvements	$60,137	$60,137
Buildings	1,302,401	1,302,401
Building improvements	2,275,583	2,275,583
Machinery and equipment	2,210,266	2,204,815
Total property and equipment	5,848,387	5,842,936
Less: accumulated depreciation	(3,963,622)	(3,820,893)
Property and equipment, net	$1,884,765	$2,022,043

Depreciation expense of property and equipment was $47,576 and $142,729, for each of the three and nine months ended September 30, 2026 and 2025, respectively.

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

The Company assesses the carrying value of its intangible assets for impairment each year and when indicators exist that there could be an impairment. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2026 and 2025. Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Issued patents
Gross carrying amount	$1,644,787	$1,585,894
Less: accumulated amortization	(808,939)	(749,467)
Issued patents, net	835,848	836,427
Patents pending (not amortized)	1,179,532	1,155,196
Total intangible assets, net	$2,015,380	$1,991,623

Amortization expense for the patents included in the condensed consolidated statements of operations was $19,824, $59,472, $20,882 and $64,130 for the three and nine months ended September 30, 2026 and 2025, respectively. Future amortization expense for the patents over the next five years is anticipated to be approximately $105,000 per year.

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

On June 9, 2026, the Company withdrew its Registration Statement on Form S-1 relating to a previously proposed underwritten offering, following the expiration of the Company’s arrangement with its underwriter in April 2026. As a result, the Company charged $549,915 of previously deferred offering costs, including $89,000 of such costs incurred during the three months ended June 30, 2026, to other income (expense).

On June 7, 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with a new institutional investor (the “2026 Investor”), pursuant to which we agreed to issue and sell, in a private placement (the “2026 Private Placement”), (i) 750,000 shares of Common Stock at a purchase price of $15.00 per share and (ii) pre-funded warrants to purchase up to 1,583,000 shares of Common Stock at a purchase price of $14.9999 per pre-funded warrant (the “Pre-Funded Warrants”). Offering costs incurred in connection with the 2026 Private Placement were charged against the gross proceeds as a reduction of additional paid-in capital. See Note 9 for additional information regarding the 2026 Private Placement. As of September 30, 2026, the Company had no deferred offering costs.

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

Leases

The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (ROU) assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the rate implicit in a lease is not readily determinable, the Company uses its estimated incremental borrowing rate, determined on a collateralized basis over a term similar to the lease term, based on information available at the commencement date. Operating lease cost is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease practical expedient and applies it consistently to all leases with an initial term of 12 months or less. Such leases are not recorded on the condensed consolidated balance sheets and the related lease cost is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient under ASC 842-10-15-37 not to separate non-lease components from the lease components to which they relate, and has applied this election to real estate, its only class of underlying asset. Accordingly, each lease component and its associated non-lease components are accounted for as a single lease component. Variable payments that do not depend on an index or rate are excluded from the measurement of lease liabilities and are recognized as variable lease cost in the period in which the obligation is incurred.

Excise Tax

The Company is subject to a 1% U.S. federal excise tax under the Inflation Reduction Act of 2022 on the fair market value of stock it repurchases, including redemptions, net of the fair market value of stock it issues during the same taxable year. The Company records the excise tax as a liability with a corresponding reduction to stockholders’ equity in the period the repurchase occurs. Interest and penalties on unpaid excise tax are recognized in Other Income (Expense) on the condensed consolidated statement of operations as incurred. See Note 6 for the Company’s excise tax liability related to pre-Closing redemptions.

Foreign Operations

The Company ceased research and development operations at its Taiwan location during the three months ended March 31, 2025, and the subsidiary has had no significant operations since that date.

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied by transferring control of promised products or services to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue from product sales is recognized at a point in time when control transfers to the customer. This is generally when title, ownership and risk of loss pass to the customer.

Research and development services for U.S. government agencies under firm-fixed-price contracts are accounted for under ASC 606 when the government agency obtains goods or services from the Company’s ordinary activities in exchange for consideration.

Research and Development

All research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel expenses, including salaries, benefits, third party technology validation testing, equipment, engineering, maintenance of facilities, data analysis, and materials. Research and development expenses are presented net of government grant funding, as described below.

Government Grants

Government grants are transfers of assets from a government entity that are not exchange transactions. Until the Company adopts ASU 2025-10, Government Grants (Topic 832), which is effective for fiscal years beginning after December 15, 2028, it accounts for government grants by analogy to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. A grant is recognized when there is reasonable assurance that the Company will comply with the conditions attached and that the grant will be received. It is recognized in the periods in which the related costs are incurred.

Funding received from U.S. government agencies under cost-sharing research awards, such as cooperative agreements, is recorded as a reduction of research and development expense, or as a reduction of the cost of the related asset when the funding reimburses equipment purchases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent costs incurred by the Company in managing the business, including salary, benefits, stock-based compensation, sales, insurance, professional fees and other operating costs associated with the Company’s non-research and development activities.

Cash Bonuses

Cash signing and retention bonuses that are earned in installments over a required service period are accounted for under ASC 710 and recognized as compensation expense on a straight-line basis over the total required service period, with cumulative expense at each reporting date not less than the amount earned to date. If payment of the bonus is accelerated upon a qualifying termination, any unrecognized amount is expensed when the triggering event becomes probable. Annual performance bonuses are accrued over the performance period when payment is probable and the amount can be reasonably estimated.

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

On February 13, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 1,084,908 shares of common stock issuable under the 2023 Long-Term Incentive Plan, which became effective upon filing. As of September 30, 2026, 76,594 shares have been granted under the Plan, of which 0 and 6,667 shares were cancelled and returned to the plan during the three and nine months ended September 30, 2026, and 444,981 shares remain available for future issuance.

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

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense for restricted stock units is measured based on the grant-date fair value of the awards and recognized as expense over the requisite service period, which is generally the vesting period. The Company has elected to use the accelerated attribution method, under which each vesting tranche of an award is treated as a separate award and expensed over its respective vesting period. The Company accounts for forfeitures as they occur, reversing previously recognized compensation cost for unvested awards in the period the award is forfeited.

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

On October 18, 2026, the Company filed a definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be held on November 18, 2026, which includes a proposal to amend the 2023 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 975,000 shares. The amendment is subject to stockholder approval, and there can be no assurance that it will be approved.

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

The Company files income and franchise tax returns with the United States, Texas, and Ohio. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of September 30, 2026, all tax years since the 2021 inception year are subject to examination for U.S. federal and state purposes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted loss per share of common stock does not include potentially dilutive common stock equivalents if their inclusion would be anti-dilutive as of September 30, 2026 and 2025. As such, net loss per common stock is the same for basic and diluted loss per share for the nine months ended September 30, 2026.

The following table presents potentially dilutive common stock equivalents that have been included in the calculation of dilutive income per share for the three months ended September 30, 2026, as their inclusion would be dilutive.

September 30, 2026
Warrants - Series A	53,240
Stock-based compensation - equity awards	43,333
Total common stock equivalents included in dilutive income per share	96,573

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of dilutive loss per share for the nine months ended September 30, 2026, as their inclusion would be anti-dilutive:

September 30, 2026
Holdback Shares	4,000
Warrants - Public	123,500
Warrants - Private	108,100
Warrants - Series A	93,651
Placement Agent Warrants	116,650
Stock-based compensation - equity awards	6,000
Stock-based compensation - warrants	12,000
Total common stock equivalents excluded from dilutive loss per share	463,901

The following table presents potentially dilutive common stock equivalents that have been excluded in the calculation of dilutive income per share for the three months ended September 30, 2025, as their inclusion would be anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and money market funds, which are not insured. As of September 30, 2026, the Company’s cash deposits and money market funds were substantially in excess of federally insured limits. The Company has not experienced any losses on these accounts.

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

On September 22, 2026, the FPA was terminated in connection with the settlement of litigation between the Company and the Forward Purchase Investor. See Note 9 for further information.

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

HBC Holdback Shares

The Company and G3 included a provision in the Merger Agreement that adjusted the aggregate share consideration paid to the shareholders of HBC if the G3 Tax Lien was not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration were withheld pending settlement of the G3 Tax Lien by G3, subject to adjustment for any additional interest or penalties related to the G3 Tax Lien. See Note 6 for further discussion regarding the Holdback Shares related to the G3 Tax Lien. As of September 30, 2026, the G3 Tax Lien remained unresolved by G3, and the 4,000 holdback shares had not been issued.

NOTE 5 — RELATED PARTIES

Other Receivable

During the three months ended March 31, 2024, the Company advanced $302,500 to G3 for transaction costs incurred during the Merger. The outstanding balance of other receivables amounted to $302,500 as of September 30, 2026 and December 31, 2025.

Shared Services Agreement

Effective February 2, 2024, the Company entered into a shared services agreement (the “SSA”) with G3, under which G3 agreed to provide certain services, including employees, office space and use of equipment, and the Company agreed to pay for such services on a monthly basis. The SSA is subject to typical conditions and may be terminated by either party upon written notice. The management and board continues to monitor the SSA and all other related party transactions to uphold transparency and protect shareholder interests. Expenses incurred related to the SSA services were $90,000 and $204,253 respectively for the nine months ended September 30, 2026 and 2025 and $30,000 and $80,973 respectively for the three months ended September 30, 2026 and 2025. Expenses incurred related to the SSA employees were $160,476 and $331,932 respectively for the nine months ended September 30, 2026 and 2025 and $53,885 and $53,831, respectively for the three months ended September 30, 2026 and 2025.

There were $39,245 and $209,979 outstanding as of September 30, 2026 and December 31, 2025, respectively.

Due to Related Party

At the time of the merger close, the Company had an outstanding payable related to the monthly administrative services support fees due to Mach FM Corp, an affiliate of Mach FM Acquisitions LLC, the sponsor of Nubia. This fee covered office space, utilities, and secretarial and administrative support provided by Mach FM to support Nubia’s operating activities. Amounts outstanding to Mach FM Corp of $87,873 as of December 31, 2025, were repaid in full during the three months ended June 30, 2026.

Henry Ikezi

Henry Ikezi is a significant stockholder of the Company, beneficially owning approximately 36.4% of the Company’s outstanding common stock through entities under his control, including Madison Bond LLC, Bayside Project LLC, and FUN Investment Homes LLC. Mr. Ikezi does not serve on the Company’s Board of Directors and has no board representation.

Notes Payable — Related Party

During the three months ended March 31, 2026, Madison Bond advanced $75,000 to the Company to fund legal fees incurred. The amount is recorded as a liability in Due to Related Party on the Company’s condensed consolidated balance sheet as of March 31, 2026. On May 11, 2026, the Company formalized the obligation through a promissory note with Madison Bond. The note bears no interest, matures on November 11, 2026, and requires a balloon payment for the entire principal at maturity.

On May 7, 2026, the Company executed a Promissory Note with Madison Bond in the amount of $75,000 in cash for working capital purposes. The note bears interest at 16% per annum and matures on August 7, 2026, with the entire principal due at maturity. The Company is working on amending the $75,000 note to extend maturity.

As of September 30, 2026, an aggregate of $154,800 was outstanding under the two promissory notes with Madison Bond, consisting of $150,000 of principal and $4,800 of accrued interest, presented within short-term notes payable - related party on the condensed consolidated balance sheet.

Cashless Exercise of Series A Warrants

On August 17, 2026, FUN Investment Homes exercised 246,664 Series A Warrants on a cashless basis, and the Company issued 214,037 shares of common stock. The Company received no cash proceeds. The Series A Warrants were classified as derivative liabilities; upon exercise, the Company reclassified their fair value of $1,667,348 from derivative liabilities to stockholders’ equity. See Note 8.

Reimbursement of Legal Fees

In July 2026, the Company agreed to reimburse Madison Bond for $30,000 of legal fees in connection with Madison Bond’s execution of a lock-up agreement. The Company paid this amount directly to Madison Bond’s legal counsel in August 2026.

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

Civil Action

On August 12, 2026, the Company was named as a nominal defendant in a civil action involving Henry Ikezi, a significant stockholder and related party of the Company, under Section 16(b) of the Securities Exchange Act of 1934.  The Company is monitoring this action, and the outcome cannot be presently determined.

Contingent Consideration

The G3 Tax Lien was not settled by G3 at Closing and, as of September 30, 2026, remained unresolved; accordingly, the 4,000 Holdback Shares have not been issued. The Holdback Shares represent contingent consideration that would become issuable to the HBC shareholders only upon settlement of the G3 Tax Lien by G3. See Note 4 for further discussion regarding the Holdback Shares related to the G3 Tax Lien. As of the Closing Date, the Company recorded a fair value of $906,000 for the 4,000 Holdback Shares, which was accounted for as an equity transaction.

Repurchase of Common Stock from a Director

In September 2026, the Company repurchased 19,915 shares of its common stock held by JL Davis Associates LLC, an entity controlled by John L. Davis, a member of the Company’s Board of Directors, for $140,002, or $7.03 per share, which was the closing price of the Company’s common stock on September 14, 2026. The repurchase was made under the Company’s Repurchase Program. See Note 7.

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

D. Boral Capital LLC

In June 2026, D. Boral Capital LLC (f/k/a EF Hutton LLC) (“D. Boral”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, asserting claims arising from the Company’s default under the Promissory Note described in Note 10. The complaint seeks payment of the outstanding principal of $1,025,824, accrued interest at the default rate of 24% per annum, and costs and disbursements. The Company has recorded the full amount of the outstanding principal and accrued default interest, totaling approximately $1,468,396 as of September 30, 2026, in its condensed consolidated balance sheet. The Company does not believe the resolution of this matter will result in a loss materially in excess of the amounts accrued; however, the outcome of litigation is inherently uncertain, and the Company may incur additional costs, including legal fees and any costs or fees awarded to the plaintiff, that are not currently estimable.

Excise Tax Liability

Before the Closing, Nubia operated as a special purpose acquisition company (“SPAC”). Its public stockholders had the right to require Nubia to redeem their shares for a pro rata portion of the funds held in its trust account. In January 2024, in connection with Nubia’s second special meeting of stockholders, certain stockholders redeemed shares of Nubia common stock. Under the IR Act, Nubia recorded an excise tax liability of $890,385 related to these redemptions. The excise tax has not been paid. As of September 30, 2026, the Company had accrued $226,325 of interest and penalties on the unpaid tax, for a total liability of $1,116,710. This amount is included in excise tax payable on the condensed consolidated balance sheets.

In August 2026, the Company filed Form 720-X with the IRS to amend its previously filed quarterly federal excise tax return. In that filing, the Company asserts that the redemptions of Nubia Brand International Corp. public shares during 2024 are not subject to the 1% excise tax on stock repurchases under Section 4501 of the Internal Revenue Code. As of the date these consolidated financial statements were issued, the IRS had not responded.

The Company will continue to recognize the liability, and interest will continue to accrue, until the tax is paid or the Company is legally released from the obligation. There can be no assurance that the IRS will accept the amended return. If the IRS accepts it, the Company will derecognize the excise tax liability and related accrued interest and penalties in the period of acceptance.

G3 Tax Lien

The Internal Revenue Service has placed a federal tax lien on all the property and rights to property belonging to G3 which would include any proceeds from sale of property assets included in the financial statements of the Company. The lien relates to unpaid federal income taxes for 2017. Inclusive of interest, the balance owed is approximately $2,300,000 as of September 2026.

As disclosed in Note 4, the Company and G3 included a provision in the Merger Agreement that adjusts the aggregate share consideration to be paid to the shareholders of HBC if the G3 Tax Lien is not released prior to closing. Specifically, 4,000 shares of Solidion common stock, issuable to the HBC shareholders as part of the Merger Consideration at or following closing, will depend on whether the G3 Tax Lien has been settled by G3 prior to closing. As of the Merger closing and the nine months ended September 30, 2026, the G3 Tax Lien remained unsettled by G3 and as of September 30, 2026, the 4,000 holdback shares have not been issued.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 8,981,893 and 7,465,283 shares of common stock issued and outstanding, respectively.

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

The Company accounts for the outstanding Series A Warrants issued in the March 2024 private placement (the “PIPE Warrants”) as liability-classified instruments, because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria under ASC 815-40. The Company utilizes a Black-Scholes option pricing model to determine the fair value of the PIPE Warrants. The resulting fair value is recorded as a derivative liability on the condensed consolidated balance sheets, and records changes in the fair value of the PIPE Warrants as a non-cash other income (expense) within Change in fair value of derivative liabilities in the Company’s condensed consolidated statements of operations.

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

Share Repurchase Program

On September 13, 2026, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $1.0 million of its outstanding common stock (the “Repurchase Program”). Repurchases may be made in open market transactions, in privately negotiated transactions, through block trades, through accelerated share repurchase programs, or otherwise, in accordance with applicable federal securities laws, Nasdaq requirements and state law. The timing and amount of any repurchases depend on market conditions and other factors. The Repurchase Program does not obligate the Company to repurchase any particular number of shares, and it remains in effect until the earliest of (i) the repurchase of the full authorized amount, (ii) March 14, 2028, or (iii) termination by the Board of Directors.

During the three months ended September 30, 2026, the Company repurchased 19,915 shares of common stock at a price of $7.03 per share, for an aggregate cost of $140,002, from an entity affiliated with a member of the Company’s Board of Directors (see Note 5). The repurchased shares were retired immediately upon repurchase. In accordance with the Company’s policy, the excess of the repurchase price over the par value of the shares was recorded as a reduction of additional paid-in capital. As of September 30, 2026, approximately $860,000 remained available for repurchase under the Repurchase Program.

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

The fair value of the Series A and Series B Warrants as of September 30, 2025, was $2,715,900 and $0, respectively. The Company recorded non-cash gain (loss) from changes in the fair value of derivative liabilities related to the Series A and Series B Warrants of $71,850 and $2,239,400 for the three and nine months ended September 30, 2025. As of September 30, 2025, 447,145 Series A Warrants and 114,992 Series B Warrants were exercised, resulting in the issuance of 562,137 common shares. As of September 30, 2025, 652,857 Series A Warrants and no Series B Warrants remained outstanding.

The fair value of the Series A and Series B Warrants as of September 30, 2026, was $565,700 and $0, respectively. This resulted in a non-cash gain from the change in fair value of derivatives of $782,143 and $793,711 for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, investors had exercised 856,140 Series A Warrants and 114,992 Series B Warrants, resulting in the issuance of 901,262 common shares. As of September 30, 2026, 93,651 Series A Warrants and no Series B Warrants remained outstanding.

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

The Company recorded a non-cash loss from changes in the fair value of derivative liabilities related to the Series C and Series D Warrants of $31,033,241 for the year ended December 31, 2025. As of December 31, 2025, investors had exercised 3,688,357 Series C and Series D Warrants, resulting in the issuance of 3,447,957 shares of common stock and the pending issuance of 240,400 shares of common stock and no warrants remained outstanding. Accordingly, no fair value remeasurement was required and no gain or loss from change in fair value was recognized during the three and nine months ended September 30, 2026.

The Company recognized non-cash gain (loss) from change in fair value of the Series C and Series D Warrants of $(2,175,500) and $2,206,750 for the three and nine months ended September 30, 2025, respectively.

On February 5, 2026, the Company issued 240,400 shares of common stock to Anson, completing the settlement of all remaining obligations under the termination agreement.

Pre-Funded Warrants

In connection with the 2026 Private Placement (see Note 9), on June 9, 2026, the Company issued Pre-Funded Warrants to purchase up to 1,583,000 shares of common stock. The Pre-Funded Warrants are exercisable at any time after issuance at an exercise price of $0.0001 per share and do not expire until exercised in full. A holder (together with its affiliates) may not exercise any portion of a Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder would beneficially own in excess of 4.99% (or, at the holder’s election upon issuance, 9.99%) of the Company’s outstanding common stock. The Company evaluated the Pre-Funded Warrants under ASC 815-40 and concluded that they are indexed to the Company’s own stock and meet the conditions for equity classification. Accordingly, the Pre-Funded Warrants were recorded within additional paid-in capital at issuance and are not subject to subsequent remeasurement. During the three months ended September 30, 2026, holders exercised Pre-Funded Warrants to purchase 275,000 shares of common stock at an exercise price of $0.0001 per share, for aggregate cash proceeds of $27.50, and the Company issued 275,000 shares of common stock. As of September 30, 2026, Pre-Funded Warrants to purchase 1,308,000 shares of common stock remained outstanding.

Placement Agent Warrants

Also in connection with the 2026 Private Placement, the Company issued the Placement Agent Warrants to purchase up to 116,650 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $17.25 per share (115% of the purchase price per share in the 2026 Private Placement), expire on June 7, 2031, and are subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Placement Agent Warrants provide for customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The Company evaluated the Placement Agent Warrants under ASC 815-40 and concluded that they meet the conditions for equity classification. The grant-date fair value of $1,938,014 was estimated using a Black-Scholes option pricing model with the following assumptions: stock price of $20.47, exercise price of $17.25, expected term of 5.0 years, expected volatility of 107.5%, risk-free rate of 4.26%, and expected dividend yield of 0%. The fair value was recognized as an offering cost of the 2026 Private Placement within additional paid-in capital, with no net effect on total stockholders’ equity. The valuation was considered a non-recurring Level 3 fair value measurement. As of September 30, 2026, no Placement Agent Warrants have been exercised and Placement Agent Warrants to purchase up to 116,650 shares of common stock remained outstanding.

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

Pursuant to the 2026 Purchase Agreement, the Company agreed to register the resale of the shares and the shares of common stock underlying the Pre-Funded Warrants. The Company filed a registration statement on Form S-1 on June 12, 2026, which was declared effective by the SEC on June 22, 2026. In connection with the 2026 Private Placement, the Company’s directors, executive officers and holders of more than 10% of its common stock (on a fully diluted basis) entered into lock-up agreements restricting sales of the Company’s securities from June 7, 2026, until August 6, 2026 (forty-five days following the effective date of the registration statement), subject to certain exceptions and release with the prior written consent of the placement agent, and the Company agreed to certain restrictions on the issuance and sale of its common stock or common stock equivalents through the same date, subject to customary exceptions. See Note 5 for a waiver obtained from parties to a prior securities purchase agreement in connection with the 2026 Private Placement.

Forward Purchase Agreement

On December 13, 2023, Nubia entered into the FPA with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (collectively, the “Seller” or “Forward Purchase Investors”), which was amended on August 29, 2024 and terminated on September 22, 2026, as described below. For purposes of the FPA, Nubia was referred to as the “Counterparty” prior to the consummation of the Merger, while Solidion Technology, Inc. (“Pubco”) was referred to as the “Counterparty” after the consummation of the Merger. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the FPA previously filed with the SEC.

Pursuant to the terms of the Forward Purchase Agreement, Seller had the right, but was not obligated to, concurrently with the Closing pursuant to Seller’s FPA Funding Amount PIPE Subscription Agreement, purchase up to 9.9% of the total Class A ordinary shares, par value $0.0001 per share (“Additional Shares”) outstanding following the closing of the Merger, as calculated by Seller (the “Purchased Amount”), less the number of NUBI Shares purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”). Seller was not required to purchase an amount of NUBI Shares such that, following such purchase, Seller’s ownership would exceed 9.9% of the total NUBI Shares outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waived such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The FPA provided for a prepayment shortfall equal to 0.50% of the product of Recycled Shares and the Initial Price. The Seller could conduct Shortfall Sales at its discretion to recover this shortfall without triggering early termination obligations. The Prepayment Amount payable to the Seller was calculated based on the number of shares purchased and the redemption price, less any prepayment shortfall, and was funded from the Counterparty’s Trust Account. Additionally, up to 4,000 shares could be purchased at the Initial Price.

Following the Closing, the reset price (the “Reset Price”) was initially the Initial Price. The Reset Price was subject to reset on a bi-weekly basis commencing the first week following the thirtieth day after the closing of the Merger to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior two weeks; provided the Reset Price was subject to reduction upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering. The Seller also retained the right to terminate part or all of the transaction through Optional Early Termination (OET) by providing notice, with corresponding payment obligations based on the Reset Price.

The Valuation Date for settlement was to occur at the earlier of three years post-Merger, specified adverse events (e.g., delisting or registration failure), or at the Seller’s discretion. Upon settlement, adjustments could be made in cash or shares, depending on the circumstances.

The Seller waived redemption rights for Recycled Shares. The FPA was structured to comply with tender offer regulations, including Rule 14e-5 under the Securities Exchange Act of 1934.

On February 2, 2024, upon consummation of the Merger, NUBI made a payment to each Forward Purchase Investor in respect of their respective Recycled Shares. This payment related to 147 Recycled shares and consisted of a cash payment of $80,241 released from the trust account. The payment was calculated as an amount equal to (a) the number of Recycled Shares multiplied by the redemption price per share (the “Initial Price”) as defined in Section 9.2(b) of NUBI’s Certificate of Incorporation, effective as of March 10, 2023, as amended from time to time (the “Certificate of Incorporation”), less (b) the prepayment Shortfall. Additionally, on February 2, 2024, NUBI made a payment to Forward Purchase Investors of $2,193,800 from the trust account as reimbursement for the 4,000 consideration shares.

On January 17, 2024, the Company received a Pricing Date Notice from the Forward Purchase Investors specifying 116,771 Additional Shares. On March 22, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 160,771. On June 11, 2024, the Company received an amended Pricing Date Notice revising the total number of Additional Shares to 190,860. On August 29, 2024, the Additional Shares were issued to the Forward Purchase Investors.

Upon the issuance of the 190,860 Additional Shares to the Forward Purchase Investors on August 29, 2024, the Company recognized (i) an increase to APIC of $3,124,379, measured at the fair value of the shares at the time of share issuance, (ii) a corresponding stock subscription receivable of $2,372,232 as a contra-equity component within stockholders’ equity (deficit), representing the consideration receivable for the shares issued, and (iii) a $752,147 loss on issuance of common stock within Other Income (Expense) was recognized representing the difference between the face value of the stock subscription receivable and its present value. The stock subscription receivable was presented as a reduction to total stockholders’ equity (deficit) until the termination of the FPA.

The discount of $752,147 was accreted using the effective interest method over the period from August 29, 2024 through the Termination Date (as defined below) (originally through February 2, 2027), with each period’s accretion recorded as an increase to both the stock subscription receivable and APIC within stockholders’ equity (deficit), with no impact on the statements of operations. Accretion for the three and nine months ended September 30, 2026, was $77,180 and $236,798, respectively. The stock subscription receivable balance as of the Termination Date, prior to its derecognition, was $3,078,225.

The Company accounted for the FPA as a liability-classified instrument due to the settlement provisions. The resulting fair value was recorded as a derivative liability on the condensed consolidated balance sheets. The Company recorded changes in the fair value of the FPA as a non-cash other income (expense) within change in fair value of derivatives account on the Company’s condensed consolidated statements of operations.

The Company utilized a Monte Carlo simulation model to determine the fair value of the FPA, comprising Recycled Shares of 147 and Additional Shares of 190,860, totaling 191,007 shares (the “FPA Shares”) as of the Termination Date and December 31, 2025. The model estimated a liability of approximately $1,297,600 as of the Termination Date, compared to $1,756,700 as of June 30, 2026 and $1,388,700 as of December 31, 2025.

As a result, the Company recognized non-cash gain (loss) from changes in the fair value of derivatives of $459,100 and $91,100 for the three and nine months ended September 30, 2026, respectively, compared to $(133,400) and $5,518,100 for the three and nine months ended September 30, 2025, respectively.

Termination of the FPA

In December 2025, the Company filed a complaint against the Forward Purchase Investor and certain of its affiliates, asserting claims related to the FPA. On September 22, 2026, the parties entered into a settlement agreement under which the Company dismissed the action with prejudice, the defendants made no admission of liability, and the parties exchanged mutual releases of all claims arising under or related to the FPA. As a result, the FPA was terminated. No cash or other consideration was paid by either party in connection with the settlement. The shares previously issued to the Forward Purchase Investor remain outstanding, and the Company has no right to receive any further proceeds for those shares. Accordingly, accretion of the stock subscription receivable was recorded through the termination date, and the stock subscription receivable was derecognized upon termination.

Upon termination, the stock subscription receivable and the FPA derivative liability were derecognized, resulting in gain of $1,297,600 within other income (expense) and an adjustment to additional paid-in capital of $3,078,225. As of September 30, 2026, the Company had no assets, liabilities, or stock subscription receivable outstanding related to the FPA.

NOTE 10 —  DEBT

Convertible Notes

At various dates during the first quarter of 2024, the Company issued convertible notes of $527,500 to meet our working capital requirements. At various dates during September and October 2024, the Company and three separate investors amended their respective convertible notes, resulting in a total of approximately 2,707 common shares due upon conversion.

During the three months ended March 31, 2025, holders converted an aggregate of $527,500 principal amount of convertible notes into 67,895 shares of common stock. As of September 30, 2026, convertible notes representing 1,800 shares remained outstanding and subject to conversion.

Short-term Notes Payable

D. Boral Capital LLC

On February 1, 2024, the Company executed a Promissory Note with EF Hutton LLC (now known as D. Boral Capital LLC) (“D. Boral”), totaling $2,200,000, to cover underwriters’ fees associated with the closure of the Company’s Merger with HBC. In the case of an event of default, this Note shall bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Promissory Note is payable on designated dates, with $183,333 scheduled on the first business day of each month until the final payment on March 1, 2025. As of December 31, 2025, the Company was in default of the Promissory Note due to non-payment of scheduled installments, and the default was continuing as of September 30, 2026. The Promissory Note accrues interest at the default rate of 24% per annum. In June 2026, EF Hutton filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, seeking payment of the outstanding principal, accrued interest, and costs and disbursements. The full amount of principal and accrued default interest is reflected in the Company’s condensed consolidated balance sheet. See Note 6.

The outstanding balance of the Promissory Note amounted to $1,025,824 as of September 30, 2026 and December 31, 2025. The accrued but unpaid interest on the Promissory Note totaled approximately $442,572 and $235,356 as of September 30, 2026 and December 31, 2025, respectively.

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

During the three months ended June 30, 2026, the Company repaid the Benesch note in full, including all accrued interest. As of September 30, 2026, no amounts remained outstanding under the note.

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

The Note contains customary representations, warranties, and covenants of the Company and provides for events of default, including nonpayment of principal or interest, breaches of representations, insolvency events, and delisting of the Company’s common stock from Nasdaq. Upon an event of default, the Noteholder may declare all outstanding principal and accrued interest immediately due and payable. The accrued but unpaid interest on the Promissory Note totaled approximately $41,458 and $14,685 as of September 30, 2026 and December 31, 2025, respectively.

On October 28, 2026, the Company and the Noteholder entered into an Amended and Restated Promissory Note that extended the maturity date to April 25, 2027. The interest rate, principal amount and other economic terms were not changed.

The outstanding balance of Short-term Notes Payable amounted to $2,021,030 and $2,647,556 as of September 30, 2026, and December 31, 2025, respectively.

Notes Payable — Related Party

As of September 30, 2026, the Company had two promissory notes outstanding with Madison Bond LLC, a significant stockholder, in the aggregate principal amount of $150,000: (i) a note dated May 7, 2026 in the principal amount of $75,000, bearing interest at 16% per annum and maturing on August 7, 2026, and (ii) a note dated May 11, 2026 in the principal amount of $75,000, bearing no interest and maturing on November 11, 2026, each with the entire principal due in a balloon payment at maturity. Accrued interest on the May 7 note of $4,800 was outstanding as of September 30, 2026. The notes and accrued interest are presented within short-term notes payable - related party on the condensed consolidated balance sheet. No amounts were outstanding under related party notes as of December 31, 2025. See Note 5 for additional information regarding these notes and the Company’s other transactions with Madison Bond. The Company is working on amending the May 7 note of $75,000 to extend maturity.

NOTE 11 — INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2026 and 2025, the Company utilized the annualized effective tax rate method and recorded zero income tax expense based on a zero effective tax rate. No tax benefit or expense has been recorded in relation to the pre-tax income for the three and nine months ended September 30, 2026 and 2025, and pre-tax losses for the three and nine months ended September 30, 2026 and 2025 due to a full valuation allowance to offset any deferred tax assets.

NOTE 12 — STOCK-BASED COMPENSATION

Unrestricted Common Stock Awards

During the nine months ended September 30, 2026, no unrestricted common stock awards were granted and no related compensation expense was recognized.

During the three months ended March 31, 2025, the Company granted fully vested, unrestricted common shares to certain employees in connection with the terms of their individual employment agreements and recognized compensation expense of $121,410 in the period. This compensation cost is included within Research and Development expenses on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025; no such expense was recognized during the three months ended September 30, 2025.

Restricted Stock Units and Stock Options

During the three and nine months ended September 30, 2026, the Company granted 38,594 restricted stock units (“RSUs”) to its independent directors, as described below. During the three and nine months ended September 30, 2026, 0 and 6,667 unvested RSUs were forfeited in connection with management departure, resulting in a reversal of previously recognized compensation cost. The Company recognized $15,407 and $44,965 in stock-based compensation expense related to RSUs for the three and nine months ended September 30, 2026, included within operating expenses on the Company’s condensed consolidated statements of operations.

Independent Director RSU Grants

On August 31, 2026, the Board of Directors, upon the recommendation of the Compensation Committee, approved a revised compensation program for the Company’s independent directors, which superseded all prior resolutions regarding director compensation. Under the program, each independent director receives an annual award of RSUs with a value of $100,000 for a full calendar year of Board service, with the number of RSUs determined by dividing the award value by the closing price of the Company’s common stock on the last trading day preceding the grant date and rounding down to the nearest whole unit. Each annual grant is subject to separate approval by the Board of Directors.

On September 1, 2026, the Company granted a total of 38,594 RSUs under the 2023 Equity Incentive Plan for 2026 Board service, consisting of 12,853 RSUs to each of the two independent directors who served for the full 2026 calendar year and 4,296 RSUs to each of the three independent directors appointed to the Board on August 31, 2026, whose awards were prorated for the portion of 2026 remaining from the grant date. The RSUs vest in three equal annual installments on the first three anniversaries of the grant date, subject to the director’s continued service. The grant-date fair value of the RSUs was $7.66 per unit, based on the closing price of the Company’s common stock on the grant date, or approximately $295,630 in the aggregate. The Company recognizes compensation cost for these awards using the graded vesting (accelerated attribution) method, under which each vesting tranche is expensed over its own requisite service period beginning on the grant date, and accounts for forfeitures as they occur. For the three and nine months ended September 30, 2026, the Company recognized $14,841 of stock-based compensation expense related to these awards, included within general and administrative expenses.

The following table summarizes RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	25,333	$13.88
Granted	38,594	7.66
Vested	(12,666)	13.88
Cancelled	(6,667)	8.17
Outstanding at September 30, 2026	44,594	$9.35

As of September 30, 2026, total unrecognized compensation cost related to unvested RSUs was approximately $301,555, expected to be recognized over a weighted-average period of 1.83 years.

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

Warrants

There were no warrants granted during the three and nine months ended September 30, 2026. There were 12,000 at-the-money warrants outstanding as of September 30, 2026.

During the three and nine months ended September 30, 2025, the Company granted 0 and 12,000 at-the-money warrants, respectively, to certain executive officers pursuant to the terms of their individual employment agreements. The warrants were fully vested upon grant and expire on February 2, 2029, however, the exercise price has not been established.

Awards with Market-Based Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive unrestricted shares of common stock if certain stock price targets are met during the term of the respective employment agreements. A stock price target will be satisfied if the 120-day trailing average closing price (based on trading days) of a share of the Company’s common stock equals or exceeds the applicable stock price target, which range from $1,500 to $15,000 per share. The executives could be granted up to 120,000 shares based on attainment of all applicable stock price targets over the term of six years and an estimated fair value of approximately $4,800,000. The Company recognized $278,176 and $834,529 of stock-based compensation expense related to these awards for each of the three and nine months ended September 30, 2026 and 2025. This compensation cost is included within Selling, General, and Administrative expenses on the Company’s condensed consolidated statements of operations.

The following table summarizes our awards with market-based conditions:

	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning of period	-	-
Granted	120,000	$40.00
Vested	-	-
Cancelled	-	-
End of period	120,000	$40.00

Awards with Performance Conditions

In connection with the aforementioned executive employment agreements, certain executives are eligible to receive cash incentive payments in connection with the Company achieving certain capital raise targets. In addition, these executives can also receive a cash bonus equal to 2.5% of the equity value of the Company (up to $10 million for each executive, totaling $20 million) in an applicable sale of the Company as defined by the terms of the employment agreements. Through September 30, 2026, it was not considered probable that either performance condition would be achieved, and therefore no expense was recorded related to these awards.

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

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0 and $671, respectively, related to equity awards granted to consultants and contractors, included within operating expenses. No such expense was recognized during the three and nine months ended September 30, 2026.

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

The following table presents information about the Company’s liabilities that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description:	Level	2026	2025
Derivative Liabilities:
Forward purchase agreement	3	$—	$1,388,700
Warrants – Series A	3	$565,700	$3,383,900

Forward purchase agreement

The Company used a Monte Carlo analysis to determine the fair value of the FPA, assuming 191,007 FPA Shares, through September 22, 2026, the date the FPA was terminated (see Note 9).

The fair value measurement of the FPA at September 22, 2026 and December 31, 2025 was calculated using the following assumptions:

	September 22,	December 31,
	2026	2025
Risk-free interest rate	4.20%	3.48%
Stock price	$6.86	$7.09
Expected life	0.4 years	1.1 years
Expected volatility of underlying stock	235.0%	175.0%
Dividends	0%	0%

The model measured the total present value of the Company’s proceeds at approximately $3,788 and the total present value of the Company’s liability at approximately $1,301,386, resulting in a net liability of approximately $1,297,600 as of September 22, 2026. This resulted in a non-cash non-operating gain from the change in fair value of derivatives of $459,100 and $91,100 for the three and nine months ended September 30, 2026, respectively.

On September 22, 2026, the FPA was terminated in connection with a settlement agreement with the Forward Purchase Investors (see Note 9). Upon termination, the FPA derivative liability was derecognized, and no FPA liability was outstanding as of September 30, 2026.

The following table presents the changes in the fair value of the derivative liability associated with the Forward Purchase Agreement, measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2026:

Fair Value
Measurement
Using Level 3
Forward Purchase Agreement	Inputs Total
Balance, December 31, 2025	$1,388,700
Change in fair value	(174,600)
Balance, March 31, 2026	1,214,100
Change in fair value	542,600
Balance, June 30, 2026	1,756,700
Change in fair value	(459,100)
Derecognition upon termination of the FPA	(1,297,600)
Balance, September 30, 2026	—

Warrants – Series A

The Company utilized a Black-Scholes option pricing model to determine the fair value of the Series A Warrants at September 30, 2026, using the following assumptions:

Series A Warrants
Expected term	3.2 years
Stock price	$6.46
Risk free rate	5.0%
Expected volatility	183.3%
Expected dividend rate	0.0%
Exercise Price	$3.10

The fair value of the Series A Warrants as of September 30, 2026 was $565,700. This resulted in a non-cash gain from the change in fair value of derivatives of $782,143 and $793,711 for the three and nine months ended September 30, 2026, respectively. During the three months ended September 30, 2026, investors exercised 246,664 Series A Warrants, and the related fair value of $1,667,348 was reclassified from the derivative liability to additional paid-in capital. As of September 30, 2026, investors had exercised 856,140 Series A Warrants and all 114,992 Series B Warrants, resulting in the issuance of 901,262 shares of common stock, and 93,651 Series A Warrants remained outstanding.

The following table presents the changes in the fair value of the derivative liability associated with the Series A Warrants, measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2026:

Fair Value
Measurement
Using Level 3
Warrants – Series A	Inputs Total
Balance, December 31, 2025	$3,383,900
Change in fair value	(386,750)
Balance, March 31, 2026	2,997,150
Change in fair value	375,182
Reclassification to additional paid-in capital upon exercise of warrants	(357,141)
Balance, June 30, 2026	3,015,191
Change in fair value	(782,143)
Reclassification to additional paid-in capital upon exercise of warrants	(1,667,348)
Balance, September 30, 2026	565,700

Warrants – Series C and D

The Company’s Series C and Series D Warrants were classified as derivative liabilities and remeasured to fair value each reporting period until their conversion and cancellation in October 2025 (see Note 8).

Non-cash gain (loss) from the change in the fair value of the Series C and Series D Warrants was $(2,175,500) and $2,206,750, for the three and nine months ended September 30, 2025, respectively.

As of December 31, 2025, all Series C and Series D Warrants had been exercised and no warrants remained outstanding. Accordingly, no fair value measurement was required for these instruments as of September 30, 2026, and no gain or loss from change in fair value was recognized for the three and nine months ended September 30, 2026.

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

NOTE 14 — LEASES

The Company had no right-of-use assets or lease liabilities recorded on its consolidated balance sheets as of December 31, 2025.

Office lease

In July 2026, the Company entered into a Commercial Sublease Agreement (the “Sublease”) with American State Bank, a Texas banking association, for approximately 3,766 rentable square feet of office space at 1900 N. Pearl Street, Suite 1750, Dallas, Texas 75201, which serves as the Company’s corporate headquarters. The Sublease has a term of 53 months commencing July 13, 2026, and expiring November 30, 2030. Base rent under the Sublease is as follows:

Period	Annual Rate (per RSF)	Monthly Base Rent	Lease Year
7/13/26 – 11/30/26	$33.83	$10,617	1
12/1/26 – 11/30/27	$34.68	$10,884	2
12/1/27 – 11/30/28	$35.55	$11,157	3
12/1/28 – 11/30/29	$36.44	$11,436	4
12/1/29 – 11/30/30	$37.35	$11,722	5

The Company also leases 11 parking spaces at a fixed charge of $1,786 per month, which is included in the measurement of the lease liability because of the Company’s election to combine lease and non-lease components. In addition to base rent, the Company is obligated to pay its proportionate share of operating expenses, real estate taxes, and sublessor insurance (NNN), estimated at $26.54 per rentable square foot for 2026 (approximately $8,328 per month), subject to annual reconciliation. Because these amounts vary with actual costs incurred by the sublessor, they are not included in the measurement of the lease liability and are recognized as variable lease cost in the period incurred.

At commencement, the Company paid a security deposit of $21,906 and prepaid rent of $131,436. Total amounts paid to the Sublessor upon commencement, including the security deposit, prepaid rent, and prorated July 2026 rent and NNN, were $165,420. The prepaid rent is applied against one monthly invoice per calendar quarter over six consecutive quarters beginning December 1, 2027. Of the prepaid rent, $77,937 relates to base rent and parking and was included in the initial measurement of the ROU asset; the remaining $53,499 relates to NNN and is recorded in other non-current assets. The security deposit of $21,906 is refundable and is also recorded in other non-current assets.

The Sublease is classified as an operating lease. At commencement, the Company recognized a ROU asset of $522,236 and a lease liability of $444,299.

The Sublease contains no options to extend or terminate the lease, no purchase option over the premises, and no residual value guarantees. The Sublease does not provide an implicit rate, and the Company therefore measured the lease liability using its estimated incremental borrowing rate of 15.0% at the commencement date. That rate was determined on a collateralized basis for a term approximating the lease term, by reference to the Company’s recent borrowings adjusted for the effect of collateral and corroborated against market yields for issuers of comparable credit quality.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Operating lease cost	$34,017	$34,017
Short-term lease cost	6,333	23,708
Variable lease cost	21,493	21,493
Total lease cost	$61,843	$79,218

Total lease cost is included in general and administrative expenses in the condensed consolidated statements of operations. The Company had no lease cost for the three and nine months ended September 30, 2025, other than short-term lease cost of $8,613 and $36,193, respectively. Short-term lease cost relates to the Company’s former office premises, which were vacated in July 2026.

Supplemental cash flow and other information related to the operating lease was as follows:

Nine Months Ended September 30, 2026
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$19,646
Right-of-use asset obtained in exchange for a new operating lease liability	$444,299

Cash paid for amounts included in the measurement of lease liabilities excludes $77,937 of prepaid rent paid at commencement, which was included in the initial measurement of the right-of-use asset rather than the lease liability; total cash paid for the operating lease during the nine months ended September 30, 2026, was $97,583, presented within operating activities.

The weighted-average remaining lease term and weighted-average discount rate as of September 30, 2026, were 4.2 years and 15.0%, respectively. Maturities of the operating lease liability as of September 30, 2026, were as follows:

September 30, 2026
October 1, 2026 through December 31, 2026	$37,476
Year ending December 31, 2027	139,322
Year ending December 31, 2028	103,636
Year ending December 31, 2029	145,963
Year ending December 31, 2030	148,586
Total undiscounted lease payments	574,983
Less: imputed interest	(148,781)
Present value of lease payments	$426,202
Reported as of September 30, 2026 as:
Operating lease liability, current	$95,846
Operating lease liability, non-current	330,356
Total operating lease liability	$426,202

The maturity analysis above excludes $77,937 of contractual base rent and parking charges that will be settled through application of the prepaid rent described above, which was included in the initial measurement of the right-of-use asset and will not result in future cash outflows. It also excludes variable NNN payments, which are not included in the measurement of the lease liability.

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

Great Point Capital Note

On October 28, 2026, the Company and the Noteholder entered into an Amended and Restated Promissory Note that extended the maturity date to April 25, 2027. The interest rate, principal amount and other economic terms were not changed.

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

The Company specializes in high-performance silicon-rich anode materials, solid-state battery technology, and fire-retardant electrolytes, aiming to enhance the energy density, safety, and cost-effectiveness of lithium-ion batteries. Solidion’s proprietary innovations include graphene-enabled batteries, elastomer-protected electrodes, quasi-solid and solid-state electrolytes, and biochar-derived anode materials, providing sustainable and scalable solutions for the electric vehicle (EV), energy storage system (ESS), consumer electronics markets, and AI and data center markets.

The Company is also focused on the growing energy storage needs of AI and data center infrastructure. Rising power demands in these facilities require backup power solutions that deliver higher energy density, longer service life and a smaller footprint, and the Company intends to pursue opportunities to supply its battery technologies directly to data center operators and other end users.

Solidion holds an extensive intellectual property (IP) portfolio globally, which we believe positions the Company as a leader in silicon anode and solid-state battery technology. Its innovative silane-free production processes for silicon-based anode materials allow for lower manufacturing costs and improved scalability. Additionally, its fire-retardant and polymer-based electrolytes enable safer, high-energy-density batteries compatible with existing lithium-ion cell production infrastructure.

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

Beyond anode advancements, Solidion is also involved in pioneering the development of next-generation electrolytes. As previously mentioned, we have successfully formulated fire-retardant and quasi-solid electrolytes, demonstrating their performance through the construction of small prototype cells. These electrolytes represent a significant step towards enhancing battery safety, a critical consideration in today’s demanding applications. Looking ahead, Solidion intends to scale up production of these electrolyte-based cells, manufacturing larger format cells in common practical sizes. This initiative will not only validate the performance of our advanced electrolytes in real-world scenarios but also pave the way for the development of safer and more reliable energy storage solutions. By integrating our innovative anode materials with these advanced electrolytes, Solidion is poised to deliver a new generation of high-performance, safe, and sustainable batteries.

Data Center Energy Storage Building on our 5500 silicon-carbon anode cell, we have developed the PEAK Series uninterruptible power supply (“UPS”) battery system, designed for AI data centers. Based on Company testing, the PEAK Series is designed to reduce UPS footprint by up to 30%, freeing floor space for computing equipment, and the 5500 cell is designed to last up to three times longer than conventional backup battery systems, reducing replacement and maintenance cycles.

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

Treasury Strategies

On June 29, 2026, we announced our intention to opportunistically acquire shares of Space Exploration Technologies Corp. (“SpaceX”) to be held as a long-term strategic treasury asset. We expect the initial allocation, and any future additions, to represent a modest portion of our cash on hand and not to interfere with our operating priorities, planned capital expenditures, or ability to fund our core operations and strategic plan. As of September 30, 2026, and through the date of this Quarterly Report, we had not acquired any SpaceX shares under this strategy.

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

Office Lease

In July 2026, we entered into a Commercial Sublease Agreement for approximately 3,766 rentable square feet of office space at 1900 N. Pearl Street, Suite 1750, Dallas, Texas, which serves as our corporate headquarters. The sublease has a 53-month term commencing July 13, 2026, and expiring November 30, 2030. Upon execution we paid a security deposit of $21,906 and prepaid rent of $131,436. See Note 14 to the condensed consolidated financial statements.

Government Grants and Contracts

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

The U.S. Army awarded the Company a firm-fixed-price contract (the “Army Contract”) to develop an advanced fiber-based electronic battery system built on a coaxial carbon nanotube (“CNT”) yarn architecture. Under the Army Contract, the Company performs research services and delivers technical reports to the U.S. Army, with The University of Texas at Dallas performing part of the work as a research institution subcontractor. The research is aimed at developing a flexible, rechargeable lithium-ion battery in fiber form: a CNT yarn serves as both the structural core and current collector of the anode, integrated with Solidion’s silicon (Si) as the high-capacity anode material. Unlike the DOE grants, the Army Contract is a contract with a customer, and amounts earned under it are recognized as revenue.

Components of Results of Operations

Revenue

The Company is focused on commercializing and manufacturing battery materials and next-generation battery cells. Historically, and during the periods presented, we have generated minimal revenue from product samples. During 2026, we began generating revenue from research and development services performed for the U.S. Army under a firm-fixed-price STTR contract. We do not expect to begin generating significant revenue until we complete the commercialization process and build out manufacturing capacity. Future capacity may come from joint ventures with strategic partners, sourcing third-party manufacturing from our network, or pursuing mergers and acquisitions.

Cost of Revenue

Cost of revenue consists of subcontractor costs directly related to fulfilling our government research contract.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, third party technology validation testing, equipment, engineering, maintenance of facilities, data analysis, and materials. Research and development expenses are presented net of reimbursements received under government grants, including our cooperative agreements with the U.S. Department of Energy.

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

Other Income (Loss)

Gain on Extinguishment of FPA

Gain on extinguishment of FPA represents the derecognition of the FPA derivative liability upon the termination of the FPA on September 22, 2026, in connection with a settlement agreement with the FPA investors under which no cash or other consideration was paid by either party. The gain is non-cash and is not expected to recur, as the FPA has been terminated.

Change in fair value of Derivative Liabilities

Change in fair value of derivative liabilities consists of the remeasurement, at each reporting date, of the Company’s liability-classified financial instruments: the Series A Warrants issued in the March 2024 private placement and, until its termination on September 22, 2026, the Forward Purchase Agreement (“FPA”). These instruments are recorded at fair value, and changes in fair value are recognized in the condensed consolidated statements of operations. The fair value of the Series A Warrants is estimated using a Black-Scholes option pricing model, and the fair value of the FPA was estimated using a Monte Carlo simulation model. Both valuations use significant unobservable inputs, including the expected volatility of the Company’s common stock. See Note 13 to the condensed consolidated financial statements.

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

Summary of Statements of Operations for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,
	2026	2025
Revenue	$41,638	$9,350
Cost of revenue	120,000	4,321
Operating expenses	2,240,915	1,747,929
Total other income/(expense)	2,563,700	(2,349,245)
Net income/(loss)	$244,423	(4,092,145)

Revenue and Cost of Revenue

Revenue increased by $32,288 for the three months ended September 30, 2026, to $41,638, compared to $9,350 for the three months ended September 30, 2025. The increase was primarily attributable to government contract revenue recognized during the period. Cost of revenue increased by $115,679 to $120,000, primarily reflecting subcontractor costs incurred under that contract.

Operating Expenses

Operating expenses increased by $492,986 for the three months ended September 30, 2026. The increase was primarily driven by a $300,000 accrual for short-term incentive compensation for an executive officer, as well as increased personnel costs, legal fees and professional service expenses.. This increase was partially offset by lower research and development costs, which decreased in part because of reimbursements received under our DOE grant for certain qualifying research and development expenses.

Other Income (Expense)

Other income increased by $4,912,945 for the three months ended September 30, 2026. This increase was largely driven by a gain of $1,241,242 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement and warrants related to the March 2024 private placement financing, compared to a loss of $2,237,050 in the three months ended September 30, 2025. Other expense for the quarter also included a $1,297,600 gain on extinguishment of the Forward Purchase Agreement and interest expense of $143,131 primarily related to the Company’s short-term notes.

Summary of Statements of Operations for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,
	2026	2025 (Restated)

Revenue	$251,978	13,350
Cost of revenue	121,696	6,648
Operating expenses	5,591,189	6,669,395
Total other income	1,387,906	9,651,319
Net income (loss)	$(4,073,001)	2,988,626

Revenue and Cost of Revenue

Revenue increased by $238,628 for the nine months ended September 30, 2026, to $251,978, compared to $13,350 for the nine months ended September 30, 2025. The increase was primarily attributable to government contract revenue recognized during the period. Cost of revenue increased by $115,048 to $121,696, primarily reflecting subcontractor costs incurred under that contract.

Operating Expenses

Operating expenses decreased by $1,078,206 for the nine months ended September 30, 2026. The decrease was primarily driven by decrease in research and development expenses, including lower personnel expenses associated with the commercialization of our battery cell products and lower third-party validation testing of our proprietary silicon anode.

Other Income (Expense)

Other income decreased by $8,263,413 for the nine months ended September 30, 2026. This decrease was largely driven by a gain of $884,812 due to a change in the fair value of derivative liabilities related to the Forward Purchase Agreement, and warrants related to the March 2024 private placement financing, compared to a gain of $9,964,250 in the nine months ended September 30, 2025. Additionally, there was interest expense of $443,961 primarily related to the Company’s short-term notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating Activities	(5,455,432)	(3,607,781)
Investing Activities	(88,680)	(213,882)
Financing Activities	31,493,391	628,437
Net increase (decrease) in cash	25,949,279	(3,193,226)

Net Cash used in Operating Activities

Net cash used in operating activities was $5,455,432 for the nine months ended September 30, 2026, compared with $3,607,781 for the nine months ended September 30, 2025. Cash used in operating activities primarily reflects payments for research and development, including personnel and third-party testing, and for general and administrative costs, including professional fees and public company costs. In 2026, it also reflects payments of liabilities accrued in prior periods, which reduced accounts payable and accrued expenses by $319,651, and initial payments of $165,420 under our new headquarters sublease. These outflows were partially offset by collections under our U.S. Army research contract, reimbursements of research costs under our DOE cooperative agreement, and interest income on our money market funds.

The increase in cash used in operating activities compared with 2025 was primarily due to a $319,651 decrease in accounts payable and accrued expenses in 2026, compared with a $2,134,207 increase in 2025, when we deferred payment of certain obligations, partially offset by lower research and development spending.

Net Cash used in Investing Activities

For the nine months ended September 30, 2026, the Company used cash of $88,680 in investing activities consisting of purchases of manufacturing equipment and capitalized patent costs.

For the nine months ended September 30, 2025, the Company used cash of $213,882 in investing activities consisting of purchases of Silicon Oxide (SiOx) manufacturing equipment and capitalized patent costs.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $31,493,391. This consisted primarily of net proceeds of approximately $32.2 million from the 2026 Private Placement, after deducting the placement agent fee and offering expenses paid and partially offset by the repayments of short-term notes of $696,732.

For the nine months ended September 30, 2025, the Company generated cash of $628,437 from financing activities. The Company received proceeds from warrant exercises of $671,568. These increases were offset by repayment of short-term notes of $42,671.

Liquidity and Capital Resources

Since Solidion’s inception, the Company has experienced recurring net losses and has generated minimal sales. These conditions, together with the Company’s limited cash resources in prior periods and its default under an outstanding promissory note, previously raised substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

In June 2026, we completed a private placement of 750,000 shares of common stock and pre-funded warrants to purchase 1,583,000 shares of common stock, for aggregate gross proceeds of approximately $35.0 million (approximately $32.2 million net of placement agent fees and offering expenses).

During the nine months ended September 30, 2026, we incurred losses from operations totaling $5,460,907 and net cash used in operating activities of $5,455,432. As of September 30, 2026, we had an accumulated deficit of $167,445,540. We expect to continue to incur such losses for at least the next twelve months, and we expect our expenditures to increase as we advance our development and commercialization activities. Our longer-term capital requirements will depend on many factors, including the pace of our technology development, the buildout of manufacturing capabilities, and our ability to generate revenue.

As part of our strategy to commercialize our technologies and accelerate access to revenue, customers and manufacturing capacity, we evaluate opportunities to acquire complementary businesses or assets, including companies experiencing financial distress. We continue to evaluate other opportunities. We have not entered into any definitive agreement, and there can be no assurance that any acquisition will be completed.

As of September 30, 2026, we had cash and cash equivalents of $26,154,004. Management has evaluated our projected operating requirements — including our obligations under the promissory note currently in default and the potential acquisitions we are currently evaluating, against our existing cash and cash equivalents. Based on this evaluation, we believe that we have sufficient liquidity to fund our operations, satisfy our obligations as they become due, and fund potential acquisitions consistent with our current plans for at least one year following the date the financial statements included in this Quarterly Report are issued. Accordingly, the conditions that previously raised substantial doubt about our ability to continue as a going concern have been alleviated.

Beyond the next twelve months, our liquidity and ability to fund our research and development, commercialization activities, working capital needs and debt obligations will depend on our future financial performance, including our ability to generate revenue, which is subject to economic, commercial, financial and other factors, many of which are beyond our control. If those factors change significantly, if we pursue acquisitions larger than currently contemplated, or if an acquired business requires more capital than we expect, we may need to raise additional capital. We anticipate that any such additional liquidity would be obtained through the sale of equity securities, debt financing, government contracts and grants, or a combination of these sources. We may be unable to obtain additional financing on reasonable terms or at all.

Off-Balance Sheet Arrangements

At September 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Forward Purchase Agreement

Through its termination on September 22, 2026, the FPA was classified as a derivative liability and measured at fair value using a Monte Carlo simulation model (Level 3). The valuation required significant estimates and judgments, most notably the expected volatility of the Company’s common stock and the expected term. The final remeasurement as of the termination date resulted in a non-cash gain from the change in fair value of $459,100 for the three months ended September 30, 2026, after which the FPA derivative liability was derecognized. See Note 9 – Forward Purchase Agreement and March 2024 private placement financing and Note 13 – Fair Value Measurements. As a result of the termination, the fair value of the FPA will no longer be a critical accounting estimate in future periods.

Recently Issued Accounting Standards

See Note 3, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report for a description of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, because of certain material weaknesses in our internal control over financial reporting, as previously disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

We are committed to remediating the material weaknesses as soon as practicable. During the three months ended September 30, 2026, we made the following changes to our internal control over financial reporting as part of our remediation efforts:

●	Technical accounting resources. In September 2026, we hired a Senior Manager, Accounting with more than 20 years of experience in technical accounting, financial reporting, internal controls and transaction advisory, including extensive experience at a Big Four accounting firm.

●	Segregation of duties. We reassigned responsibilities within our financial reporting function. Journal entries, account reconciliations and the periodic financial reports are now generally prepared by the Senior Manager, Accounting and reviewed by our Chief Financial Officer.

●	Period-end close. We enhanced our period-end close process, including by implementing analytical review procedures over our condensed consolidated financial statements and expanding our close checklist to include additional and more detailed procedures with defined timelines and responsibilities.

●	Accounting for complex transactions. We enhanced our process for evaluating significant non-routine transactions, including by requiring review of technical accounting memoranda by the Senior Manager, Accounting.

●	Audit Committee oversight. On August 31, 2026, our Board of Directors appointed three new independent directors to the Audit Committee, each of whom qualifies as an audit committee financial expert.

We have made progress in implementing the measures described above, and our remediation efforts are ongoing. We will continue to design and implement our risk assessment process, formal accounting policies and procedures, controls over the review and approval of journal entries and reconciliations, and monitoring activities. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded that they are operating effectively. We may take additional remediation measures or modify the measures described above as appropriate.

Other than the changes described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An arbitration claim was filed in in Ohio in 2025 and amended in July 2026 against the Company alleging breach of contract. The matter is currently in the discovery stage and the Company intends to vigorously defend itself.

On August 12, 2026, the Company was named as a nominal defendant in a civil action involving Henry Ikezi, a significant stockholder and related party of the Company, under Section 16(b) of the Securities Exchange Act of 1934.  The Company is monitoring this action, and the outcome cannot be presently determined.

On May 13, 2025, O2 Capital Inc. and KORR Value LP filed a complaint in the Court of Chancery of the State of Delaware against the Company, its Chief Executive Officer and Mach FM Acquisitions LLC. The plaintiffs allege that the Company failed to timely register and deliver shares issuable under a December 2023 promissory note, and seek unspecified damages, interest, and fees and costs.

On September 22, 2026, the Company was named as a defendant in a civil action filed in the New York County Supreme Court. The plaintiff alleges, among other things, that the Company breached an engagement agreement dated January 21, 2026, based on the alleged failure of the Company to pay a “tail” fee commission in connection with a private placement of the Company’s securities. The Company has until December 1, 2026 to respond to the complaint. Our investigation into this case remains ongoing but the Company intends to vigorously defend the matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, the Company issued:

●	214,037 shares of common stock upon the cashless exercise of 246,664 Series A Warrants issued in the March 2024 private placement; and

●	275,000 shares of common stock upon the exercise of Pre-Funded Warrants issued in the 2026 Private Placement, for aggregate cash proceeds of $27.50.

The shares issued upon the cashless exercise of the Series A Warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. The shares issued upon exercise of the Pre-Funded Warrants were issued in reliance on Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid in connection with these issuances.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2026	—	—	—	—
August 1 – August 31, 2026	—	—	—	—
September 1 – September 30, 2026	19,915	$7.03	19,915	$860,000
Total	19,915	$7.03	19,915

(1)	On September 14, 2026, we announced that our Board of Directors had authorized a stock repurchase program, effective September 13, 2026, under which we may repurchase up to $1.0 million of our outstanding common stock. The program will expire on the earliest of (i) the repurchase of the full authorized amount, (ii) March 14, 2028, or (iii) its termination by the Board of Directors. No repurchase plans or programs expired or were terminated during the period. See Note 7 to the condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
3.2	Amended and Restated Bylaws of Solidion Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solidion Technology, Inc.

Dated: November 9, 2026	By:	/s/ Jaymes Winters
	Name:	Jaymes Winters
	Title:	Chief Executive Officer (Principal Executive Officer)

Solidion Technology, Inc.

Dated: November 9, 2026	By:	/s/ Vlad Prantsevich
	Name:	Vlad Prantsevich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)